Form 10-Q
period 1995-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1995-08-10
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

                          Commission File No. 0-16456

                    Berry and Boyle Development Partners II
                     (A Massachusetts Limited Partnership)
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2946004
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   57 River Street, Wellesley Hills, MA 02181
              (Address of principal executive offices) (Zip Code)

                                 (617) 237-0544
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS



                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                ---------------

                                     ASSETS

                                                                                              June 30,
                                                                                                1995         December 31,
                                                                                            (Unaudited)          1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                         $5,148,247       $5,148,247
  Buildings and improvements                                                                   15,989,689       15,989,689
  Equipment, furnishings and fixtures                                                           1,834,010        1,588,836

                                                                                               22,971,946       22,726,772
  Less accumulated depreciation                                                               (4,142,145)      (3,934,660)

                                                                                               18,829,801       18,792,112

Cash and cash equivalents (Notes 2 and 4)                                                         211,100          193,329
Short-term investments (Note 2)                                                                   568,042          848,098
Deposits and prepaid expenses                                                                       3,508            3,887
Accounts and interest receivable                                                                      350              483
Investment in partnership (Notes 2 and 6)                                                       1,482,391        1,516,413
Deferred costs                                                                                                      24,853
                                                                                           -
Deferred expenses, net of accumulated
  amortization of $482,473 and $472,,155 (Note 2)                                                  44,700           55,017

         Total assets                                                                         $21,139,892      $21,434,192

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                10,038,533       10,083,673
Accounts payable and accrued expenses                                                             153,962          199,308
Due to affiliates (Note 9)                                                                          6,911           11,608
Rents received in advance                                                                           -                4,988
Tenant security deposits                                                                           65,899           66,036

         Total liabilities                                                                     10,265,305       10,365,613

Minority Interest (Note 5)                                                                        733,516          706,420
Partners' equity (Note 8)                                                                      10,141,071       10,362,159

        Total liabilities and partners' equity                                                $21,139,892      $21,434,192



                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                 -------------

                                                                               Three Months Ended         Six Months Ended
                                                                            June 30,                          June 30,
                                                              1995             1994             1995             1994
                                                              ----             ----             ----             ----
Revenue:
  Rental income                                                $629,017         $613,325       $1,301,042       $1,241,975
  Interest income                                                11,051            8,399           23,547           17,361
  Other income                                                   13,880           23,604           28,120           41,438

         Total revenue                                          653,948          645,328        1,352,709        1,300,774

Expenses:
  General and administrative (Note 9)                            52,941           43,786          100,054           82,695
  Operations                                                    295,316          299,295          578,436          536,969
  Depreciation and amortization                                 107,338           88,182          217,803          217,408
  Interest                                                      246,971          249,203          494,489          498,900
  Equity in loss (income) from partnership (Note 6)               5,719            8,678          (8,874)              692

        Total expenses                                          708,285          689,144        1,381,908        1,336,664

 Net income (loss) before minority interest                    (54,337)         (43,816)         (29,199)         (35,890)
Minority interests' equity in
  subsidiary (income) loss (Note 5)                               1,219            1,678          (3,301)            3,646

Net income (loss)                                             ($53,118)        ($42,138)        ($32,500)        ($32,244)

Net income (loss) allocated to:
  General Partners                                                (531)            (421)            (325)            (322)

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued                                       (1.42)           (1.13)           (0.87)           (0.86)













                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                  (Unaudited)
                                 -------------

                                                                                              Investor          Total
                                                                             General          Limited         Partners'
                                                                             Partners         Partners          Equity

Balance at December 31, 1993                                                    (59,083)       11,013,624      $10,954,541

 Cash distributions                                                             (10,184)        (499,000)        (509,184)

Net loss                                                                           (832)         (82,366)         (83,198)

Balance at December 31, 1994                                                    (70,099)       10,432,258       10,362,159

Cash distributions                                                               (3,772)        (184,816)        (188,588)

Net income (loss)                                                                  (325)         (32,175)         (32,500)

Balance at June 30,1995                                                        ($74,196)      $10,215,267      $10,141,071






















                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                1995             1994
                                                                                                ----             ----
Cash flows from operating activities:
  Interest received                                                                               $15,450          $19,286
  Cash received from rents                                                                      1,295,917        1,232,902
  Cash received from other income                                                                  28,120           41,438
  Administrative expenses                                                                       (104,935)        (126,351)
  Rental operations expenses                                                                    (607,048)        (547,295)
  Interest paid                                                                                 (510,527)        (499,065)

Net cash provided by operating activities                                                         116,977          120,915

Cash flows from investing activities:
  Purchase of fixed assets                                                                      (245,174)         (14,351)
  Deferred costs                                                                                   24,853         -
  Cash received from short-term investments                                                       288,153          344,926
  Distributions received from partnership                                                          42,896           65,110

Net cash provided (used) by investing activities                                                  110,728          395,685

Cash flows from financing activities:
  Distributions to partners                                                                     (188,588)        (320,598)
  Deposits                                                                                       -                    (64)
  Contributions from the minority interest                                                         35,964              981
  Principal payments on mortgage notes payable                                                   (45,140)         (40,227)
  Distributions to the minority interest                                                         (12,170)          (8,667)

Net cash provided (used) by financing activities                                                (209,934)        (368,575)

Net increase (decrease) in cash and cash equivalents                                               17,771          148,025

Cash and cash equivalents at beginning of period                                                  193,329          185,083

Cash and cash equivalents at end of period                                                       $211,100         $333,108








                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                1995             1994
                                                                                                ----             ----
Net income (loss)                                                                               ($32,500)        ($32,244)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                     217,803          217,408
Equity in (income) loss from partnership                                                          (8,874)              692
Minority interests' equity in subsidiary income (loss)                                              3,301          (3,646)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease (increase) in accounts and interest receivable                                       (7,964)            1,925
    Decrease (increase) in deposits and prepaid expenses                                              379         -
    Increase (decrease) in accounts
      payable and accrued expenses                                                               (45,346)         (24,689)
    Increase (decrease) in due to affiliates                                                      (4,697)         (29,458)
    Increase (decrease) in rent received in advance                                                 (137)          (5,468)
    Increase (decrease) in tenant security deposits                                               (4,988)          (3,605)

Net cash provided by operating activities                                                        $116,977         $120,915




                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------

                                                                             -7-
1.  Organization of Partnership:

Berry and Boyle Development Partners II (A Massachusetts Limited Partnership) (the "Partnership") was formed on January 9, 1987. Berry and Boyle Management, a California Limited Partnership, ("Management"), Richard G. Berry and Stephen B. Boyle are the General Partners. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

The Partnership issued all of the Original Limited Partnership Interests to Stephen B. Boyle in exchange for a capital contribution of $100. At the time of the original admission of Limited Partners, the Original Limited Partner ceased to be a Limited Partner.

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering (the "Prospectus") of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,925 investors at June 30, 1995.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1995 and 1994.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, by the dissolution and liquidation of the joint ventures or as otherwise provided in the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture, Mariposa Joint Venture and Canyon View East Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates.

         The Partnership follows the accrual basis of accounting.

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         C.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                           Buildings and improvements                  40 years
                           Equipment, furnishings and fixtures           5 years

         D.  Deferred Expenses

         Costs of obtaining the mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Buy down fees relating to permanent loan refinancings (see Note 7) are being amortized over a three year period.

         E.  Offering Costs

         Costs in connection with the offering of Units were charged to Limited Partners' equity upon the sale of the related Units.

         F.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         G. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.


3.  Property:

Property, at cost, consisted of the following at June 30, 1995:

                                             Initial Cost                                    Costs Capitalized
                                            to Partnership                               Subsequent to Acquisition

                                              Buildings       Equipment,                  Buildings     Equipment,
        Property                                 and          Furnishings                    and        Furnishings
       Description             Land          Improvements     & Fixtures       Land      Improvements   & Fixtures

The Pines on Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs,           $1,865,535         $6,105,495       $657,307          -         $47,529       $256,408
Colorado

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona          1,428,347          3,979,992        375,165          -          11,153         16,013

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona              1,844,761          5,801,389        500,895      9,604          44,131         28,222

                              $5,138,643        $15,886,876     $1,533,367     $9,604        $102,813       $300,643

Depreciation expense for the six months ended June 30, 1995 and 1994 and accumulated depreciation at June 30, 1995 and December 31, 1994 consisted of the following:

                                                                             Accumulated
                                                                            Depreciation
                                             Depreciation Expense        June 30,     December 31,
                                             1995            1994          1995           1994
Buildings and improvements                  $199,871       $199,730     $2,583,209     $2,383,338
Equipment, furnishings and fixtures            7,614          7,361      1,558,936      1,551,322

                                            $207,485       $207,091     $4,142,145     $3,934,660

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).


3.  Property (Continued):

Property, at cost, consisted of the following at June 30, 1995:

                                                                     Gross Amount at Which Carried
                                                                   at Close of Period

                                               Buildings        Equipment,
        Property                                  and          Furnishings                     Accumulated
       Description               Land         Improvements      & Fixtures        Total        Depreciation

The Pines on Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs,             $1,865,535        $6,153,024        $913,715      $8,932,274     $1,701,237
Colorado

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona            1,428,347         3,991,145         391,178       5,810,670      1,012,808

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona                1,854,365         5,845,520         529,117       8,229,002      1,428,100

                                $5,148,247       $15,989,689      $1,834,010     $22,971,946     $4,142,145


4.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of the following:

                                                    June 30,        December 31,
                                                      1995              1994
Cash on hand .............................           $ 24,051           $ 20,514
Money market accounts ....................            187,049            172,815
                                                     --------           --------

                                                     $211,100           $193,329
                                                     ========           ========

5.  Joint Venture and Property Acquisitions:

The Pines

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired The Pines, a
108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to a joint venture comprised of the Partnership, the Affiliated Partnership and the property developer. The
Partnership owns a majority interest in the joint venture and, therefore, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership and the Affiliated Partnership have been designated the co-managing joint venture partners of the joint venture and will have control over all decisions affecting the joint venture and the property.

In accordance with the terms of the purchase agreement joint venture agreement, through June 30, 1995, the Partnership has contributed $5,065,101 to the joint venture ($159,071 of which was contributed in 1995), which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $470,870 of property acquisition costs and (4) pay certain costs associated with the refinancing of the permanent loan.

Net cash from operations (as defined in the joint venture agreement) is to be distributed as available to each joint venture partner quarterly as follows:

         First, to the Partnership and the Affiliated Partnership, proportionately, an amount equal to 11.25% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of their respective capital investment (as defined in the joint venture agreement);

         Second, the balance 65.25% to the Partnership, 14.75% to the Affiliated Partnership, and 20% to the property developer.

All losses from operations and depreciation for the joint venture are allocated 81.56% to the Partnership and 18.44% to the Affiliated Partnership, in proportion to their respective joint venture interest.

All profits from operations to the extent of cash distributions shall first be allocated to the Partnership, the Affiliated Partnership, and the property developer in the same proportion as the cash distributions. Any remaining profits are allocated 65.25% to the Partnership, 14.75% to the Affiliated Partnership, and 20% to the property developer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owns and operates an 84-unit residential property located in Scottsdale, Arizona known as Mariposa. Since the Partnership owns a majority interest in the joint venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the joint venture and will have control over all decisions affecting the joint venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1995, the Partnership has contributed $3,138,028 to the joint venture ($14,035 of which was contributed in 1995), which was used to:
(1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements, (4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

Net cash from operations (as defined in the joint venture agreement) is to be distributed, as available, to each joint venture partner, not less often than quarterly, as follows:

         First, to the Partnership an amount equal to 10.6% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment (as defined in the joint venture agreement);

         Second, the balance 70% to the Partnership and 30% to the other joint venture partner.

All losses from operations and depreciation for the joint venture are allocated 99.5% to the Partnership and 0.5% to the other joint venture partner.

All profits from operations shall be allocated to each joint venture partner pro rata in accordance with the distribution of net cash from operations for such fiscal year.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

Canyon View East

On March 8, 1989, the Partnership acquired an interest in the Canyon View East Joint Venture which owns and operates a 96-unit residential property located in Tucson, Arizona known as Canyon View East. Since the Partnership owns a majority interest in the joint venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the joint venture and will have control over all decisions affecting the joint venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,783,612 to the joint venture through June 30, 1995, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

Net cash from operations (as defined in the joint venture agreement) is to be distributed, as available, to each joint venture partner, not less often than quarterly, as follows:

         First, to the Partnership an amount equal to 11.25% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment (as defined in the joint venture agreement);

         Second, the balance 75% to the Partnership and 25% to the other joint venture partners.

All losses from operations and depreciation for the joint venture are allocated 100% to the Partnership.

All profits from operations shall be allocated to each joint venture partner in accordance with, and to the extent of, the distribution of net cash from operations. Any excess profits shall be allocated 100% to the Partnership.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

6.  Investment in Partnership:

On September 28, 1990, the Partnership contributed $1,800,000 to purchase an approximate 38% interest in Casabella Associates, a general partnership between the Partnership, Berry and Boyle Development Partners (A Massachusetts Limited Partnership) ("DPI") and Berry and Boyle Development Partners III (A
Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $268,861 of acquisition costs, including $186,300 in acquisition fees paid to the General Partners.

On September 28, 1990, Casabella Associates purchased a majority interest in the Casabella I Joint Venture, an Arizona joint venture that owned and operated Casabella Phase I, a 61-unit residential property located in Scottsdale, Arizona. On April 23, 1991, Casabella Associates, acquired a majority interest in the Casabella Joint Venture which owns Casabella Phase II, a 93-unit residential community, located adjacent to Casabella Phase I. On that date, Casabella Associates and EW Casabella I Limited Partnership contributed their interests in the Casabella I Joint Venture to the Casabella Joint Venture. In addition, the permanent lender funded a $7,320,000 permanent loan, the proceeds of which were used to refinance the $2,700,000 loan pertaining to Phase I and, together with cash contributions of Casabella Associates, repay the construction loan for Phase II. As a result of such transactions, by operation of law, Casabella Joint Venture, which is comprised of Casabella Associates and EW Casabella I Limited Partnership, now owns both Phases I and II of Casabella. Casabella is now managed and operated as one single 154-unit residential community.

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. The costs associated with this refinancing totaled $112,117 and were funded by Casabella Associates.

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1995 and December 31, 1994 which consisted of the following:
                                           June 30,                 December 31,
                                              1995                       1994

The Pines ..........................           $ 3,204,503           $ 3,218,558
Mariposa ...........................             2,895,108             2,908,154
Canyon View East ...................             3,938,922             3,956,961
                                               -----------           -----------

                                               $10,038,533           $10,083,673
                                               ===========           ===========

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, monthly payments of $29,076 including principal and interest, at the rate 10%, are be payable. The balance of the note is payable on September 15, 1997.

On September 13 and 14, 1990 the Canyon View East and Mariposa Joint Ventures refinanced their respective $4,000,000 and $2,940,000 original permanent loans. Under the terms of the new $4,000,000 and $2,940,000 notes, monthly payments of principal and interest, at the rate of 9.75%, or $35,047 and $25,759, respectively are payable. The balance of the notes are payable on September 15, 1997.

Accrued interest at June 30, 1995 and December 31, 1994
consisted of the following:
                                                       June 30,     December 31,
                                                        1995             1994
                                                        ----             ----

The Pines ................................            $13,352            $13,410
Mariposa .................................             11,761             11,814
Canyon View East .........................             16,001             16,074
                                                      -------            -------

                                                      $41,114            $41,298
                                                      =======            =======

The aggregate principal amounts of long term borrowings due during the calendar years 1995 through 1997, respectively, are as follows, $91,480, $100,886 and $9,890,788.


8.  Partners' Equity:

Under the terms of the Partnership Agreement profits are allocated 98% to the Limited Partners and 2% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 98% to the Limited Partners and 2% to the General Partners.

The allocation of the related profits, losses, and distributions, if any, would be different than described above in the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership.

9.  Related Party Transactions:

For the six months ended June 30, 1995 and 1994, general and administrative expenses included $38,800 and $34,288, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle. During the six months ended June 30, 1995 and 1994, $19,152 and $17,991, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Berry and Boyle Residential Services, the property manager of The Pines and Canyon View East, is an affiliate of the General Partners of the Partnership. During the six months ended June 30, 1995 and 1994, $47,331 and $45,895, respectively, of property management fees had been paid or accrued to Residential Services.

                                                        -17-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 will be used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of June 30, 1995, $366,539 cumulatively was contributed to the joint ventures for this purpose ($173,106 of which was contributed in 1995).

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves was $262,285. The decrease resulted primarily from cash provided by operations of $116,977 and contributions from the minority interest of $35,964, offset by $245,174 of fixed asset purchases, distributions to partners of $188,588, principal payments on mortgage notes payable of $45,140 and distributions to the minority interest of $12,170.

Property Status

The Pines

As  of  June  30,  1995,  the  property  was  84%  occupied,   compared  to  81%
approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ............................             1995             1994
----------------------------------------------            -----            -----
One bedroom den ..............................            $ 775            $ 750
Two bedroom two bath .........................              875              825

Mariposa

The property was 87% occupied as of June 30, 1995, compared to 93% approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ............................             1995             1994
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  705           $  675
Two bedroom two bath .........................              845              805
Two bedroom two bath den .....................            1,025            1,000

Canyon View East

The property was 84% occupied as of June 30, 1995, compared to 84% approximately one year ago. At June 30, 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ..............................            1995            1994
------------------------------------------------           -----           -----
Two bedroom two bath ...........................           $ 865           $ 822
Two bedroom two bath w/den .....................             980             945
Three bedroom two bath .........................             980             954

Casabella

As  of  June  30,  1995,  the  property  was  73%  occupied,   compared  to  77%
approximately one year ago. At June 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1995             1994
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $10,440, administrative expenses of $47,405, the Partnership's share of the loss from Casabella Associates of $5,719 and its share of the losses allocated from the joint ventures, as follows:

                                           Canyon            The
                                          View East          Pines     Mariposa
Revenue ..............................    $ 221,476       237,910     $ 184,122

Expenses:
  General and administrative .........        1,800         1,936         1,800
  Operations .........................       89,318       121,071        84,927
  Depreciation and amortization ......       39,213        41,314        26,811
  Interest ...........................       96,121        80,201        70,649
                                            226,452       244,522       184,187
Net loss .............................    ($  4,976)    ($  6,612)    ($     65)

The Partnership's operating results for the three months ended June 30, 1994 consisted of interest earned on short-term investments of $8,111, administrative expenses of $39,106, the Partnership's share of the loss from Casabella Associates of $8,678 and its share of the losses allocated from the joint ventures, as follows:

                                             Canyon            The
                                          View East          Pines     Mariposa
Revenue ...............................    $ 229,579       226,328     $ 181,310

Expenses:
  General and administrative ..........        1,624         1,379         1,677
  Operations ..........................       87,882       137,342        74,071
  Depreciation and amortization .......       44,190        15,789        28,203
  Interest ............................       97,022        80,919        71,262
                                             230,718       235,429       175,213
Net income (loss) .....................    ($  1,139)    ($  9,101)    $   6,097

The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $22,455, administrative expenses of $89,604, the Partnership's share of the income from Casabella Associates of $8,874 and its share of the losses allocated from the joint ventures, as follows:

                                             Canyon            The
                                          View East          Pines      Mariposa
Revenue ..............................      $457,848      $490,627      $381,779

Expenses:
  General and administrative .........         3,344         3,506         3,600
  Operations .........................       181,743       226,016       170,677
  Depreciation and amortization ......        78,427        82,628        56,748
  Interest ...........................       192,458       160,574       141,457
                                             455,972       472,724       372,482
Net income (loss) ....................      $  1,876      $ 17,903      $  9,297

The Partnership's operating results for the six months ended June 30, 1994 consisted of interest earned on short-term investments of $16,414, administrative expenses of $72,894, the Partnership's share of the loss from Casabella Associates of $692 and its share of the losses allocated from the joint ventures, as follows:

                                           Canyon            The
                                       View East          Pines        Mariposa
Revenue .............................     $ 479,472       443,362      $ 361,526

Expenses:
  General and administrative ........         3,301         3,056          3,354
  Operations ........................       169,781       225,427        141,761
  Depreciation and amortization .....        88,344        72,658         56,406
  Interest ..........................       194,238       161,993        142,669
                                            455,664       463,134        344,190
Net income (loss) ...................     $  23,808     ($ 19,772)     $  17,336


Comparison of Operating Results for the Six Months Ended June 30, 1995 and 1994:

General and administrative expenses increased 21% due to increased legal expense and printing and mailing expense. Operating expenses increased 19% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                                        Feb. 15          May 15         Total
                                        -------          ------         -----
 Limited Partners                         $92,408        $92,408      $184,816
 General Partners                            1,886         1,886         3,772
                                          --------     ---------     ---------

                                         $ 94,294        $94,294      $188,588
                                          =======        =======      ========

                                            PART II - OTHER INFORMATION

                                                 -----------------


ITEM 1.  Legal Proceedings
                Response:  None

ITEM 2.  Changes in Securities
                Response:  None

ITEM 3.  Defaults Upon Senior Securities
                Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
                Response:  None

ITEM 5.  Other Information
                Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
                Response:  None




                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                                          (A Massachusetts Limited Partnership)
                                                             (Registrant)


                                    BY:  BERRY AND BOYLE MANAGEMENT
                                         A General Partner


                                         BY:  BERRY AND BOYLE INC.
                                              A General Partner



                                              BY:
                                                      James E. Glynn, Treasurer

Date:August 9, 1995