Form 10-Q
period 1995-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1995-11-21
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                                     ASSETS

                                                                                            September 30,
                                                                                                1995         December 31,
                                                                                            (Unaudited)          1994
Property, at cost (Notes 2, 3, 5, and 6):
  Land                                                                                         $5,148,247        $5,148,247
  Buildings and improvements                                                                   15,989,689        15,989,689
  Equipment, furnishings and fixtures                                                           1,909,476         1,588,836

                                                                                               23,047,412        22,726,772
  Less accumulated depreciation                                                               (4,244,324)       (3,934,660)

                                                                                               18,803,088        18,792,112

Cash and cash equivalents (Notes 2 and 4)                                                         425,220           193,329
Short-term investments (Note 2)                                                                   247,975           848,098
Deposits and prepaid expenses                                                                       2,472             3,887
Accounts and interest receivable                                                                      350               483
Investment in partnership (Notes 2 and 6)                                                       1,443,598         1,516,413
Deferred costs                                                                                        424            24,853
Deferred expenses, net of accumulated
  amortization of $487,630 and $472,,155 (Note 2)                                                  39,542            55,017

         Total assets                                                                         $20,962,669       $21,434,192

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                10,015,390        10,083,673
Accounts payable and accrued expenses                                                             217,695           199,308
Due to affiliates (Note 9)                                                                          8,954            11,608
Rents received in advance                                                                           -                 4,988
Tenant security deposits                                                                           65,605            66,036

         Total liabilities                                                                     10,307,644        10,365,613

Minority Interest (Note 5)                                                                        738,360           706,420
Partners' equity (Note 8)                                                                       9,916,665        10,362,159

         Total liabilities and partners' equity                                               $20,962,669       $21,434,192








                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                 -------------

                                                                               Three Months Ended         Nine Months Ended
                                                                         September 30,                      September 30,
                                                              1995             1994             1995             1994
                                                              ----             ----             ----             ----
Revenue:
  Rental income                                                $653,695         $639,685       $1,954,737        $1,881,660
  Interest income                                                 7,816            8,739           31,363            26,100
  Other income                                                   15,822           21,847           43,942            63,287

        Total revenue                                           677,333          670,271        2,030,042         1,971,047

Expenses:
  General and administrative (Note 9)                            47,387           35,994          147,441           118,689
  Operations                                                    392,603          302,452          971,038           839,421
  Depreciation and amortization                                 107,336          112,829          325,139           330,237
  Interest                                                      246,409          248,697          740,898           747,597
  Equity in loss (income) from
    partnership (Note 6)                                         18,876            3,540           10,002             4,232

        Total expenses                                          812,611          703,512        2,194,518         2,040,176

Net income (loss) before minority interest                    (135,278)         (33,241)        (164,476)          (69,129)
Minority interests' equity in
  subsidiary (income) loss (Note 5)                               5,165            (925)            1,864             2,721

Net income (loss)                                            ($130,113)        ($34,166)       ($162,612)         ($66,408)

Net income (loss) allocated to:
  General Partners                                              (1,301)            (342)          (1,626)             (664)

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued                                       (3.48)           (0.92)           (4.36)            (1.78)













                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                  (Unaudited)
                                 -------------

                                                                                              Investor           Total
                                                                             General          Limited          Partners'
                                                                             Partners         Partners          Equity

Balance at December 31, 1993                                                    (59,083)       11,013,624       $10,954,541

Cash distributions                                                              (10,184)        (499,000)         (509,184)

Net loss                                                                           (832)         (82,366)          (83,198)

Balance at December 31, 1994                                                    (70,099)       10,432,258        10,362,159

Cash distributions                                                               (5,658)        (277,224)         (282,882)

Net income (loss)                                                                (1,626)        (160,986)         (162,612)

Balance at September 30,1995                                                   ($77,383)       $9,994,048        $9,916,665






















                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------

                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                1995             1994
                                                                                                ----             ----
Cash flows from operating activities:
  Interest received                                                                               $33,348           $30,791
  Cash received from rents                                                                      1,949,318         1,870,808
  Cash received from other income                                                                  43,942            63,287
  Administrative expenses                                                                       (150,373)         (146,844)
  Rental operations expenses                                                                    (969,131)         (814,899)
  Interest paid                                                                                 (722,562)         (747,849)

Net cash provided by operating activities                                                         184,542           255,294

Cash flows from investing activities:
  Purchase of fixed assets                                                                      (320,640)          (28,744)
  Deferred costs                                                                                   24,429          -
  Cash received from short-term investments                                                       598,138           325,281
  Distributions received from partnership                                                          62,812            84,260

Net cash provided (used) by investing activities                                                  364,739           380,797

Cash flows from financing activities:
  Distributions to partners                                                                     (282,882)         (414,892)
  Deposits                                                                                           (28)              (64)
  Contributions from the minority interest                                                         49,292             7,262
  Principal payments on mortgage notes payable                                                   (68,283)          (61,092)
  Distributions to the minority interest                                                         (15,489)           (8,667)

Net cash provided (used) by financing activities                                                (317,390)         (477,453)

Net increase (decrease) in cash and cash equivalents                                              231,891           158,638

Cash and cash equivalents at beginning of period                                                  193,329           185,083

Cash and cash equivalents at end of period                                                       $425,220          $343,721








                    BERRY AND BOYLE DEVELOPMENT PARTNERS II
                     (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 -------------


Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                1995             1994
                                                                                                ----             ----
Net income (loss)                                                                              ($162,612)         ($66,408)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                                     325,139           330,237
Equity in (income) loss from partnership                                                           10,002             4,232
Minority interests' equity in subsidiary income (loss)                                            (1,864)           (2,721)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease (increase) in accounts and interest receivable                                         2,118           (2,819)
    Decrease (increase) in deposits and prepaid expenses                                            1,415          -
    Increase (decrease) in accounts
      payable and accrued expenses                                                                 18,417            22,421
    Increase (decrease) in due to affiliates                                                      (2,654)          (19,266)
    Increase (decrease) in rent received in advance                                                 (431)           (5,468)
    Increase (decrease) in tenant security deposits                                               (4,988)           (4,914)

Net cash provided by operating activities                                                        $184,542          $255,294



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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering (the "Prospectus") of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,925 investors at September 30, 1995.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1995 and 1994.

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

3.  Property:

Property, at cost, consisted of the following at September 30, 1995:

                                              Initial Cost                           Costs Capitalized
                                             to Partnership                      Subsequent to Acquisition

                                               Buildings        Equipment,       Buildings       Equipment,
          Property                                and           Furnishings         and          Furnishings
         Description              Land          Improv.         & Fixtures        Improv.        & Fixtures

The Pines on Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs, Colorado     $1,865,535       $6,105,495        $657,307           $47,529       $331,071

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona             1,428,347        3,979,992         375,165            11,153         16,013

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona                 1,844,761        5,801,389         500,895            44,131         29,025

                                 $5,138,643      $15,886,876      $1,533,367          $102,813       $376,109

Depreciation expense for the nine months ended September 30, 1995 and 1994 and accumulated depreciation at September 30, 1995 and December 31, 1994 consisted of the following:

                                                                                                Accumulated
                                                                                                Depreciation
                                                               Depreciation       June 30,      December 31,
                                                                 Expense
                                                  1995             1994             1995            1994
Buildings and improvements                         $299,806        $299,613        $2,683,144     $2,383,338
Equipment, furnishings and fixtures                   9,858          15,150         1,561,180      1,551,322

                                                   $309,664        $314,763        $4,244,324     $3,934,660

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).


3.  Property:

Property, at cost, consisted of the following at September 30, 1995:

                                                Amount at Which carried
                                                  at Close of Period

                                               Buildings     Equipment,
          Property                                and        Furnishings                   Accumulated
         Description              Land          Improv.      & Fixtures        Total      Depreciation

The Pines on Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs, Colorado     $1,865,535      $6,153,024      $988,378      $9,006,937    $1,740,705

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona             1,428,347       3,991,145       391,178       5,810,670     1,038,046

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona                 1,854,365       5,845,520       529,920       8,229,805     1,465,573

                                 $5,148,247     $15,989,689    $1,909,476     $23,047,412    $4,244,324






4.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of the following:

                                                September 30,       December 31,
                                                     1995                 1994
Cash on hand .......................             $  63,904             $  20,514
Money market accounts ..............               361,316               172,815
                                                 ---------             ---------

                                                 $ 425,220             $ 193,329

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

In accordance with the terms of the purchase agreement joint venture agreement, through September 30, 1995, the Partnership has contributed $5,065,101 to the joint venture ($218,020 of which was contributed in 1995), which was used to:
(1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $470,870 of property acquisition costs and (4) pay certain costs associated with the refinancing of the permanent loan.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1995, the Partnership has contributed $3,138,028 to the joint venture ($14,035 of which was contributed in 1995), which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period,
(3) pay for certain capital improvements, (4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,783,612 to the joint venture through September 30, 1995, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

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

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1995 and December 31, 1994 which consisted of the following:

                                                    September 30,   December 31,
                                                     1995                1994
The Pines ..........................           $ 3,197,328           $ 3,218,558
Mariposa ...........................             2,888,343             2,908,154
Canyon View East ...................             3,929,719             3,956,961
                                               -----------           -----------

                                               $10,015,390           $10,083,673

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

Accrued interest at September 30, 1995 and December 31, 1994 consisted of the following:

                                                    September 30,   December 31,
                                                       1995               1994
The Pines ..............................            $ 13,322            $ 13,410
Mariposa ...............................              11,734              11,814
Canyon View East .......................              15,964              16,074
                                                    --------            --------

                                                    $ 41,020            $ 41,298
                                                    ========            ========

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

9.  Related Party Transactions:

For the nine months ended September 30, 1995 and 1994, general and administrative expenses included $55,963 and $50,412, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in Berry and Boyle. During the nine months ended September 30, 1995 and 1994, $28,508 and $27,204, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Berry and Boyle Residential Services, the property manager of The Pines and Canyon View East, is an affiliate of the General Partners of the Partnership. During the nine months ended September 30, 1995 and 1994, $71,464 and $69,686, respectively, of property management fees had been paid or accrued to Residential Services.

                                                        -17-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 will be used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of September 30, 1995, $425,488 cumulatively was contributed to the joint ventures for this purpose ($232,055 of which was contributed in 1995).

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1995, the aggregate net decrease in working capital reserves was $368,232. The decrease resulted primarily from cash provided by operations of $184,542, distributions from Casabella Associates of $62,812, and contributions from the minority interest of $49,292, offset by $320,640 of fixed asset purchases, distributions to partners of $282,882, principal payments on mortgage notes payable of $68,283 and distributions to the minority interest of $15,489.

Property Status

The Pines

As of September 30, 1995, the property was 96% occupied, compared to 92% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                          Unit Type                        1995           1994
                          ---------                        ----           ----
One bedroom den ..............................             $775             $775
Two bedroom two bath .........................              875              875

Mariposa

The property was 95% occupied as of September 30, 1995, compared to 87% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                          Unit Type                       1995           1994
                          ---------                       ----           ----
One bedroom one bath .........................           $  705           $  675
Two bedroom two bath .........................              845              815
Two bedroom two bath den .....................            1,045            1,015

Canyon View East

The property was 86% occupied as of September 30, 1995, compared to 93% approximately one year ago. At September 30, 1995 and 1994, the market rents for the various unit types were as follows:

                          Unit Type                          1995          1994
                          ---------                          ----          ----
Two bedroom two bath .............................           $865           $822
Two bedroom two bath w/den .......................            980            945
Three bedroom two bath ...........................            980            954

Casabella

As of September 30, 1995, the property was 90% occupied, compared to 88% approximately one year ago. At September 30, 1995 and 1994, the average monthly rents collected for the various unit types were as follows:

                         Unit Type                         1995            1994
                         ---------                         ----            ----
One bedroom two bath w/den ...................           $  805           $  775
Two bedroom two bath .........................              930              895
Two bedroom two bath w/den ...................            1,136            1,068

Results of Operations

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $6,543, administrative expenses of $41,987, the Partnership's share of the loss from Casabella Associates of $18,876 and its share of the losses allocated from the joint ventures, as follows:

                                           Canyon          The
                                          View East       Pines        Mariposa
Revenue ..............................    $ 220,988       259,520     $ 189,304

Expenses:
  General and administrative .........        1,800         1,800         1,800
  Operations .........................      121,171       164,393       107,039
  Depreciation and amortization ......       39,213        41,314        26,809
  Interest ...........................       95,900        80,023        70,486
                                            258,084       287,530       206,134
Net income (loss) ....................    ($ 37,096)    ($ 28,010)    ($ 16,830)

The Partnership's operating results for the three months ended September 30, 1994 consisted of interest earned on short-term investments of $8,370, administrative expenses of $30,964, the Partnership's share of the loss from Casabella Associates of $3,540 and its share of the losses allocated from the joint ventures, as follows:

                                             Canyon         The
                                            View East      Pines        Mariposa
Revenue .............................     $ 229,809        250,393     $ 181,699

Expenses:
  General and administrative ........         1,676          1,677         1,677
  Operations ........................       104,904        122,506        75,042
  Depreciation and amortization .....        44,191         40,436        28,202
  Interest ..........................        96,822         80,760        71,115
                                            247,593        245,379       176,036
Net income (loss) ...................     ($ 17,784)     $   5,014     $   5,663

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $28,998, administrative expenses of $131,591, the Partnership's share of the income from Casabella Associates of $10,002 and its share of the losses allocated from the joint ventures, as follows:

                                          Canyon            The
                                          View East        Pines        Mariposa
Revenue ..............................    $ 678,836       750,147     $ 571,083

Expenses:
  General and administrative .........        5,144         5,306         5,400
  Operations .........................      302,914       390,409       277,715
  Depreciation and amortization ......      117,640       123,942        83,557
  Interest ...........................      288,358       240,597       211,943
                                            714,056       760,254       578,615
Net income (loss) ....................    ($ 35,220)    ($ 10,107)    ($  7,532)

The Partnership's operating results for the nine months ended September 30, 1994 consisted of interest earned on short-term investments of $24,784, administrative expenses of $103,948, the Partnership's share of the loss from Casabella Associates of $4,232 and its share of the losses allocated from the joint ventures, as follows:

                                           Canyon          The
                                          View East        Pines        Mariposa
Revenue .............................     $ 709,282       693,755      $ 543,226

Expenses:
  General and administrative ........         4,977         4,733          5,031
  Operations ........................       274,685       347,933        216,803
  Depreciation and amortization .....       132,535       113,094         84,608
  Interest ..........................       291,060       242,753        213,784
                                            703,257       708,513        520,226
Net income (loss) ...................     $   6,025     ($ 14,758)     $  23,000


Comparison of Operating Results for the Nine Months Ended September 30, 1995 and 1994:

Interest income increased 20% over the prior period as a result of higher interest rates on the Partnership's short term investments. General and administrative expenses increased 24% due to increased legal expense and printing and mailing expense. Operating expenses increased 16% as a result of increases in repairs and maintenance, salaries and wages, and advertising and promotion.

Thus far in 1995, the Partnership has made the following cash distributions to its Partners:

                               Feb. 15        May 15       Aug. 15       Total
                               -------        ------        -----         -----
Limited Partners .......      $ 92,408      $ 92,408      $ 92,408      $277,224
General Partners .......         1,886         1,886         1,886         5,658
                              --------      --------      --------      --------

                              $ 94,294      $ 94,294      $ 94,294      $282,882
                              ========      ========      ========      ========

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

Date: November 13, 1995