Form 10-K
period 1995-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1996-04-01
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from __________________ to ________________

                           Commission File No. 0-16456

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

                  5110 Langdale Way, Colorado Springs, CO 80906

               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are not actively traded on any exchange.

Documents incorporated by reference: Portions of the Prospectus of Registrant dated February 13, 1987 are incorporated by reference into Part III

The Exhibit Index is located on page __

                                                      PART I

ITEM 1.           BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Development Partners II (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners II, was formed on January 9, 1987. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California Limited Partnership (formerly Berry and Boyle Management).

The primary business of the Partnership is to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties through its joint venture interest in such properties. Descriptions of such properties are included below in Item 2. Properties as well as in Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

From time to time the Partnership expects to sell its properties taking into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating.

The success of the Partnership will depend upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the properties.

On-site management of two of its properties, Casabella and Mariposa, is currently provided by the developer/joint venture partner. On-site management of L'Auberge Cheyenne Creek ("Cheyenne Creek") (formerly The Pines on Cheyenne Creek) and L'Auberge Canyon View East ("Canyon View East") is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each Property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. Such fees will not exceed 5% of the gross revenues from each property. It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's internal administrative expenses are paid out of the Partnership's share of such cash flow from the various properties and joint ventures and from interest income which the Partnership earns on its short-term investments.

The Partnership's investments in real estate are also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

The Partnership's investments are subject to competition in the rental, lease and sale of similar types of properties in the localities in which the Partnership's real property investments are located. Furthermore, the General Partners of the Partnership are affiliated with other partnerships owning similar properties in the vicinity in which the Partnership's properties are located. In addition, other limited partnerships may be formed by affiliates of the General Partners which will compete with the Partnership.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

The Partnership has no employees. Accounting and other administrative functions are performed by employees of an affiliate of the General Partners.

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in three joint ventures (the "Joint Ventures"): (1) the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $4,000,000; (2) the Pines on Cheyenne Creek Joint Venture, a Colorado joint venture that owns and operates Cheyenne Creek, a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,252,000; and, (3) the Mariposa Joint Venture, an Arizona joint venture that owns and operates Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original principal amount of $2,940,000. The Partnership also owns a minority interest in Casabella Associates, which in turn, owns a majority interest in the Casabella Joint Venture, an Arizona joint venture which owns and operates Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. With regard to the proposed termination of the Mariposa Joint Venture and Casabella Joint Venture see Note 11 of Notes to Consolidated Financial Statements.

Canyon View East

On March 8, 1989, the Partnership acquired a majority interest in a joint venture which owns and operates a 96-unit residential property located in Tucson, Arizona, known as Canyon View East. The Partnership has been designated as the managing venturer of the joint venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $4,260,590 to the joint venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the permanent loan refinancing, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $523,022 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

The property was 89% occupied as of February 29, 1996, compared to 91% approximately one year ago. At December 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ..............................            1995            1994
- ------------------------------------------------            ----            ----
Two bedroom two bath ...........................            $865            $865
Three bedroom two bath .........................             980             980

Cheyenne Creek

On September 26, 1988, the Partnership acquired a majority interest in the Pines on Cheyenne Creek Joint Venture that owns a 108-unit residential property in Colorado Springs, Colorado known as Cheyenne Creek. The other joint venture partners are the developer of the property and a limited partnership affiliated with the General Partners (the "Affiliated Partnership"). The Partnership and the Affiliated Partnership act as co-managing venturers of the Pines on Cheyenne Creek Joint Venture. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $4,693,004 to the Pines on Cheyenne Creek Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements ($257,844 of this amount was funded in 1995). The Partnership also incurred $470,870 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Cheyenne Creek Joint Venture. The Affiliated Partnership has made proportionate capital contributions for the same purposes as outlined above.

As of February 29, 1996, the property was 80% occupied, compared to 90% approximately one year ago. At December 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ............................             1995             1994
- ----------------------------------------------             ----             ----
One bedroom den ..............................             $785             $775
Two bedroom two bath .........................              885              875

Mariposa

On February 3, 1989, the Partnership acquired a majority interest in the Mariposa Joint Venture which owns and operates an 84-unit multifamily rental property located in Phoenix, Arizona known as Mariposa. The Partnership has been designated as the managing venturer of the Mariposa Joint Venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1995, the Partnership has contributed total capital of $2,707,554 to the Mariposa Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan and to fund certain capital improvements ($14,035 of this amount was funded in 1995). The Partnership also incurred $430,474 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Mariposa Joint Venture.

The property was 99% occupied as of February 29, 1996, compared to 96% approximately one year ago. At December 1995 and 1994, the market rents for the various unit types were as follows:

        Unit Type ............................             1995             1994
- ----------------------------------------------           ------           ------
One bedroom one bath .........................           $  715           $  705
Two bedroom two bath .........................              855              845
Two bedroom two bath den .....................            1,045            1,025

Casabella

On September 28, 1990, the Partnership purchased an approximate 38% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other affiliated partnerships. Under the terms of the purchase, the Partnership contributed $1,800,000 to Associates.

Associates has been designated as the managing joint venture partner of the Casabella Joint Venture and will control all decisions regarding the operation and sale of the property. In addition to its $1,800,000 contribution to Associates, the Partnership incurred $268,861 of acquisition expenses.

As of February 29, 1996, the property was 98% occupied, compared to 97% approximately one year ago. At December 31, 1995 and 1994, the market rents for the various unit types were as follows:

       Unit Type .............................             1995             1994
- ----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  790
Two bedroom two bath .........................              943              915
Two bedroom two bath w/den ...................            1,170            1,118

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party or of which any of the properties is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1995 was 1,934.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1995 and 1994 were paid as follows:

   Calendar .........................          Date of
Quarter Ended .......................          Payment                    Amount
- -------------------------------------          -----------------          ------
March 31, 1994 ......................          May 15, 1994               92,408
June 30, 1994 .......................          August 15, 1994            92,408
September 30, 1994 ..................          November 15, 1994          92,408
December 31, 1994 ...................          February 15, 1995          92,408
March 31, 1995 ......................          May 15, 1995               92,408
June 30, 1995 .......................          August 15, 1995            92,408
September 30, 1995 ..................          November 15, 1995          60,989
December 31, 1995 ...................          February 15, 1996          46,204

ITEM 6.           SELECTED FINANCIAL DATA

                                                                              Year Ended
                                               -------------------------------------------------------------------------
                                                    12/31/95       12/31/94       12/31/93      12/31/92       12/31/91
Rental income                                     $2,668,640     $2,616,008     $2,448,937    $2,272,456     $2,065,112
Net income (loss)                                 ($105,066)      ($83,198)     ($365,788)    ($576,469)     ($796,794)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 36,963 Units                         ($2.81)        ($2.23)        ($9.80)      ($15.44)       ($21.34)
   General Partners                                 ($1,051)         ($832)       ($3,658)      ($5,765)       ($7,968)

Net cash provided by operations                     $399,317       $345,975       $411,498      $307,900        $72,717

Cash distributions to Partners:
   Limited Partners:
      Aggregate 36,963 Units                           $9.15         $13.50          $9.00         $4.25          $2.10
   General Partners                                   $6,902        $10,184         $6,789        $3,206         $1,584

Total assets                                     $20,996,900    $21,434,192    $22,138,698   $22,886,318    $23,675,919
Long term obligations                             $9,991,674    $10,083,673    $10,166,105   $10,192,000    $10,192,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

The Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interests in the Pines on Cheyenne Creek Joint Venture, the Mariposa Joint Venture, the Canyon View East Joint Venture and the Casabella Joint Ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners, (iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 were used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of December 31, 1995, $465,342 cumulatively was contributed to the joint ventures for this purpose ($271,879 of which was contributed in 1995).

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. In 1995, the aggregate net decrease in working capital reserves was $409,232. The decrease resulted primarily from cash provided by operations of $399,317, contributions from the minority interest of $58,034 and distributions of $70,472 from Casabella, offset by $488,268 of fixed asset additions, distributions to partners of $345,113, distributions to the minority interest of $15,490 and principal payments on mortgage notes payable of $91,999.

In 1994, the aggregate net decrease in working capital reserves was $176,217. The decrease resulted primarily from cash provided by operations of $345,975 and distributions of $141,710 from Casabella, offset by $34,459 of fixed asset additions, distributions to partners of $509,184, distributions to the minority interest of $23,050 and principal payments on mortgage notes payable of $82,432.

In 1993, the aggregate net increase in working capital reserves was $53,602. The increase resulted primarily from cash provided by operations of $411,498 and distributions of $90,005 from Casabella, offset by $42,623 of fixed asset additions, distributions to partners of $339,456, distributions to the minority interest of $44,441 and principal payments mortgage notes payable of $25,895.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivables which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1996 are adequate to meet the Partnership's cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, see
Note 7 of Notes to Consolidated Financial Statements.

Results of Operations

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:


                                             Canyon       Cheyenne                     Investment   Consolidated

                                            View East       Creek        Mariposa      Partnership     Totals
Rental income                                  $892,157    $1,010,222        $766,261                  $2,668,640

Rental operating expenses                       379,117       479,676         320,225                   1,179,018
                                          ------------------------------------------------------------------------

Net operating income (excluding items
  shown separately below)                       513,040       530,546         446,036                   1,489,622

Interest expense                                384,030       320,438         282,262                     986,730
Depreciation and amortization                   159,599       171,560         114,438                     445,597

Other (income) and expenses:
  Interest income                                 (209)         (618)           (796)     ($36,079)      (37,702)
  General and administrative                      6,954         7,254           7,200       186,662       208,070
   Equity in (income) loss from partnership                                                (13,892)      (13,892)
                                          ------------------------------------------------------------------------
                                                  6,745         6,636           6,404       136,691       156,476
                                          ------------------------------------------------------------------------

Net income (loss) before minority              (37,334)        31,912          42,932     (136,691)      (99,181)
interest
Minority interests' equity in
  subsidiary income                                           (5,885)                                     (5,885)
                                          ------------------------------------------------------------------------
Net income (loss)                             ($37,334)       $26,027         $42,932    ($136,691)    ($105,066)
                                          ========================================================================

For the year ended December 31, 1994, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:


                                             Canyon       Cheyenne                     Investment   Consolidated

                                            View East       Creek        Mariposa      Partnership     Totals
Rental income                                  $945,353      $939,857        $730,798                  $2,616,008

Rental operating expenses                       372,833       463,613         291,604                   1,128,050
                                          ------------------------------------------------------------------------

Net operating income (excluding items
  shown separately below)                       572,520       476,244         439,194                   1,487,958

Interest expense                                387,700       323,368         284,747                     995,815
Depreciation and amortization                   177,343       163,502         113,153                     453,998

Other (income) and expenses:
  Interest income                                 (704)         (494)           (746)     ($36,804)      (38,748)
  General and administrative                      7,440         7,196           7,494       149,673       171,803
   Equity in (income) loss from partnership                                                 (8,517)       (8,517)
                                          ------------------------------------------------------------------------
                                                  6,736         6,702           6,748       104,352       124,538
                                          ------------------------------------------------------------------------

Net income (loss) before minority                   741      (17,328)          34,546     (104,352)      (86,393)
interest
Minority interests' equity in
  subsidiary income                                             3,195                                       3,195
                                          ------------------------------------------------------------------------
Net income (loss)                                  $741     ($14,133)         $34,546    ($104,352)     ($83,198)
                                          ========================================================================

For the year ended December 31, 1993, the Partnership's operating results were comprised of its share of the losses from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the loss from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:


                                             Canyon       Cheyenne                     Investment   Consolidated

                                            View East       Creek        Mariposa      Partnership     Totals
Rental income                                  $890,468      $886,938        $671,531                  $2,448,937

Rental operating expenses                       363,197       329,547         294,881                     987,625
                                          ------------------------------------------------------------------------

Net operating income (excluding items
  shown separately below)                       527,271       557,391         376,650                   1,461,312

Interest expense                                371,083       304,742         272,746                     948,571
Depreciation and amortization                   274,343       279,500         194,800                     748,643

Other (income) and expenses:
  Interest income                               (1,159)         (997)           (811)     ($33,471)      (36,438)
  General and administrative                      6,682         6,707           6,859       140,143       160,391
   Equity in (income) loss from partnership                                                  11,937        11,937
                                          ------------------------------------------------------------------------
                                                  5,523         5,710           6,048       118,609       135,890
                                          ------------------------------------------------------------------------

Net income (loss) before minority             (123,678)      (32,561)        (96,944)     (118,609)     (371,792)
interest
Minority interests' equity in
  subsidiary income                                             6,004                                       6,004
                                          ------------------------------------------------------------------------
Net income (loss)                            ($123,678)     ($26,557)       ($96,944)    ($118,609)    ($365,788)
                                          ========================================================================

Comparison of 1995 and 1994 Operating Results

Rental income increased $52,632, or 2% from the prior year. Increases in operating revenue for Cheyenne Creek and Mariposa were partially offset by decreased operating revenue at Canyon View East, where occupancy declined as a result of increased competition from newly developed properties in its immediate market area. This lower occupancy existed through most of 1995, but has improved to its present level of 89%. Rental operating expenses increased $50,968, or 5% over the prior year due primarily to increased maintenance and advertising and promotion costs. Interest income decreased $1,046 from the prior year due to a decrease in Partnership working capital available for investment resulting from lobby and office renovations at Cheyenne Creek that were funded from working capital. General and administrative expenses increased $36,267 or 21%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with Richard G. Berry's withdrawal as a general partner of the Partnership. Fixed asset purchases increased $453,809 to $488,268 from the prior year. This increase resulted from approximately $348,000 of lobby and office renovations at Cheyenne Creek, approximately $285,000 of which was borne by the Partnership and the remainder by the Affiliated Partnership, and other items such as carpet, floor tile and other replacements. As a result of the factors described above, distributions to partners decreased $164,071 from $509,184 in 1994 to $345,113 in 1994.

Comparison of 1994 and 1993 Operating Results

Rental income increased $167,071 or 7% over the prior year, primarily as a result of high occupancy and rent increases. In 1994, the markets where the properties are located continued to experience economic growth with relatively low levels of new construction. Rental operating expenses increased $140,025, or 14% from the prior year as a result of higher maintenance costs at Cheyenne Creek, caused by a decline in occupancy that occurred in early 1994. Interest income increased $2,310 or 6% in 1994, as a result of higher interest rates earned on money market accounts and short-term investments. Depreciation and amortization declined $294,645, or 39% from the prior year due to the full depreciation of certain five year depreciable property. Distributions to partners increased $169,728 from $339,456 in 1993 to $509,184 in 1994, due in part to the factors described above.

1996 Projected Operating Results

Operating results for 1996 are not anticipated to vary significantly from those of 1995. However, such forward-looking expectations involve significant risks and uncertainties, including those described herein.
Actual results may differ materially from those anticipated.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the individual general partners of the Partnership and directors and executive officers of L'Auberge Communities, Inc. (formerly Berry and Boyle Inc.), the general partner of GP L'Auberge Communities, L.P., is set forth below.

Individual General Partners

Stephen B. Boyle, age 55, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                       Position

Stephen B. Boyle                    See above

J. Michael McDonald                 Executive Vice President and
                                    Chief Financial Officer

Earl O. Robertson                   Executive Vice President

Donna Popke                         Vice President and Secretary

J. Michael McDonald, age 53, is Executive Vice President and Chief Financial Officer of L'Auberge Communities, Inc. He is a certified public accountant and a business school graduate of California State University. He began his real estate career with the firm of Kenneth Leventhal and Company. Mr. McDonald held senior finance positions with publicly traded Arlen Realty and Christiana Companies. He was a senior operations officer with Lehman Brothers real estate affiliates. Prior to joining L'Auberge Communities, Inc. in August, 1995, he was a consultant for the FDIC, acting as a real estate asset disposition strategist.

Earl O. Robertson, age 47, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995 and holds the position of Executive Vice President.

Donna Popke, age 36, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary.. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed in the field of public accounting for six years and later with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 29, 1996, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1995, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Note 9 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1995 to the General Partners                   $6,902

Allocation of Income or Loss to the General Partners                                      ($1,051)
(For a description of the share of Net Cash From
Operations and the allocation of Income or Loss to which
the General Partners are entitled, reference
is made to the discussion under the caption
"Distributions and Allocations" contained on
pages 30 through 33 of the Prospectus of the
Partnership dated February 13, 1987 (the "Prospectus"),
which discussion is incorporated herein by reference.)

Property management fees paid to an affiliate of the General Partners                     $94,973

Reimbursements to General Partners                                                        $87,138
(For a description of the costs reimbursable to the
General  Partners,  reference  is  made  to the  discussion  under  the  caption
"Compensation  and Fees"  contained  on pages 11 through  13 of the  Prospectus, which discussion is incorporated herein by reference.)

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

(b)                   Reports on Form 8-K

                      The Partnership has not filed, and was not required to file, any reports on Form 8-K during the last quarter of 1995.

(c)                   See Exhibit Index contained herein

(d)                   See Page F-2.

                                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DEVELOPMENT PARTNERS II
                                    (A Massachusetts Limited Partnership)

         By: GP L'Auberge Communities, L.P., A California Limited Partnership, General Partner

                          By:  L'Auberge Communities, Inc., its General Partner



                              By:  ____/s/ J. Michael McDonald________________
                                   J. Michael McDonald, Executive Vice President and Chief Financial Officer

                                    Date: March 25, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                 Date



___/s/ Stephen B. Boyle _  Director, President and               March 25, 1996
  STEPHEN B. BOYLE         Principal Executive
                           Officer of L'Auberge
                           Communities, Inc.



_/s/ J. Michael McDonald _ Executive Vice President and          March 25, 1996
  J. MICHAEL McDONALD      Principal Financial and
                           Accounting Officer of
                           L'Auberge Communities, Inc.

                                   APPENDIX A

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS
           ITEM 8, ITEM 14(a)(1) and (2), and ITEM 14(d) OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      For the year ended December 31, 1995

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                           F-3


Consolidated Balance Sheets at December 31, 1995 and 1994                   F-4


Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993                                           F-5


Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1995, 1994 and 1993                                            F-6


Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993                                    F-7 -- F-8


Notes to Consolidated Financial Statements                          F-9 -- F-18


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners II
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND, L.L.P.

Boston, Massachusetts February 21, 1996, except for the information presented in
Note 11 for which the date is March 22, 1996




                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994
                                                     ---------------

                                     ASSETS


                                                                                                1995             1994
                                                                                                ----             ----
Property, at cost (Notes 2, 3, 5, and 7):
  Land                                                                                         $5,148,247       $5,148,247
  Buildings and improvements                                                                   15,989,689       15,989,689
  Equipment, furnishings and fixtures                                                           2,077,104        1,588,836
                                                                                           ---------------  ---------------

                                                                                               23,215,040       22,726,772
  Less accumulated depreciation                                                               (4,359,624)      (3,934,660)
                                                                                           ---------------  ---------------

                                                                                               18,855,416       18,792,112

Cash and cash equivalents (Notes 2 and 4)                                                         432,596          193,329
Short-term investments (Note 2)                                                                   199,599          848,098
Deposits and prepaid expenses                                                                       2,472            3,887
Accounts receivable                                                                                 3,300              483
Investment in partnership (Notes 2 and 6)                                                       1,459,833        1,516,413
Deferred costs                                                                                      9,300           24,853
Deferred expenses, net of accumulated
  amortization of $492,788 and $472,155 (Note 2)                                                   34,384           55,017

                                                                                           ---------------  ---------------
         Total assets                                                                         $20,996,900      $21,434,192
                                                                                           ===============  ===============

                                                                LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 7)                                                                 9,991,674       10,083,673
Accounts payable                                                                                   87,245           28,022
Accrued expenses                                                                                  178,844          171,286
Due to affiliates (Note 9)                                                                         11,678           11,608
Rents received in advance                                                                               -            4,988
Tenant security deposits                                                                           60,630           66,036
                                                                                           ---------------  ---------------

         Total liabilities                                                                     10,330,071       10,365,613

Commitments and contingencies (Note 11)
Minority Interest (Note 5)                                                                        754,849          706,420
Partners' equity (Note 8)                                                                       9,911,980       10,362,159
                                                                                           ---------------  ---------------

        Total liabilities and partners' equity                                                $20,996,900      $21,434,192
                                                                                           ===============  ===============







                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1995, 1994 and 1993
                                                      -------------



                                                                              1995              1994             1993
                                                                              ----              ----             ----

Rental income                                                                 $2,668,640       $2,616,008       $2,448,937

Rental operating expenses                                                      1,179,018        1,128,050          987,625
                                                                         ----------------  ---------------  ---------------

Net operating income (excluding items
  shown separately below)                                                      1,489,622        1,487,958        1,461,312

Interest                                                                         986,730          995,815          948,571
Depreciation and amortization                                                    445,597          453,998          748,643

Other (income) and expenses:
  Interest income                                                               (37,702)         (38,748)         (36,438)
  General and administrative (Note 9)                                            208,070          171,803          160,391
  Equity in (income) loss from partnership (Note 6)                             (13,892)          (8,517)           11,937
                                                                         ----------------  ---------------  ---------------
                                                                                 156,476          124,538          135,890
                                                                         ----------------  ---------------  ---------------

Net loss before minority interest                                               (99,181)         (86,393)        (371,792)
Minority interests' equity in
  subsidiary (income) loss (Note 5)                                              (5,885)            3,195            6,004
                                                                         ----------------  ---------------  ---------------

Net loss                                                                      ($105,066)        ($83,198)       ($365,788)
                                                                         ================  ===============  ===============

Net loss allocated to:
  General Partners                                                               (1,051)            (832)          (3,658)

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued                                                        (2.81)           (2.23)           (9.80)





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1995, 1994 and 1993
                                                      -------------

                                                                                              Investor          Total
                                                                             General          Limited         Partners'
                                                                            Partners          Partners          Equity

Balance at December 31, 1992                                                    (48,636)       11,708,421       11,659,785

Cash distributions                                                               (6,789)        (332,667)        (339,456)

Net loss                                                                         (3,658)        (362,130)        (365,788)
                                                                         ----------------  ---------------  ---------------

Balance at December 31, 1993                                                    (59,083)       11,013,624       10,954,541

Cash distributions                                                              (10,184)        (499,000)        (509,184)

Net loss                                                                           (832)         (82,366)         (83,198)
                                                                         ----------------  ---------------  ---------------

Balance at December 31, 1994                                                    (70,099)       10,432,258       10,362,159

Cash distributions                                                               (6,902)        (338,211)        (345,113)

Net loss                                                                         (1,051)        (104,015)        (105,066)
                                                                         ----------------  ---------------  ---------------

Balance at December 31, 1995                                                   ($78,052)       $9,990,032       $9,911,980
                                                                         ================  ===============  ===============





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                      -------------

                                                                              1995              1994             1993
                                                                              ----              ----             ----
Cash flows from operating activities:
  Interest received                                                              $50,855          $35,870          $29,747
  Cash received from rental income                                             2,658,246        2,604,419        2,461,745
  Administrative expenses                                                      (206,486)        (184,636)        (155,021)
  Rental operations expenses                                                 (1,116,194)      (1,113,523)        (979,820)
  Interest paid                                                                (987,104)        (996,155)        (945,153)
                                                                         ----------------  ---------------  ---------------

Net cash provided by operating activities                                        399,317          345,975          411,498

Cash flows from investing activities:
  Purchase of fixed assets                                                     (488,268)         (34,459)         (42,623)
  Purchases of short-term investments                                          (197,314)        (832,660)      (1,020,001)
  Proceeds from maturities of short-term investments                             832,660        1,020,001          952,087
  Distributions received from partnership                                         70,472          141,710           90,005
  Deferred costs                                                                  15,553         (24,853)         -
                                                                         ----------------  ---------------  ---------------

Net cash provided (used) by investing activities                                 233,103          269,739         (20,532)

Cash flows from financing activities:
  Distributions to partners                                                    (345,113)        (509,184)        (339,456)
  Principal payments on mortgage notes payable                                  (91,999)         (82,432)         (25,895)
  Distributions to the minority interest                                        (15,490)         (23,050)         (44,441)
  Contributions from the minority interest                                        58,034            7,262            4,515
  Deposits                                                                         1,415             (64)         -
                                                                         ----------------  ---------------  ---------------

Net cash provided (used) by financing activities                               (393,153)        (607,468)        (405,277)
                                                                         ----------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                             239,267            8,246         (14,311)

Cash and cash equivalents at beginning of year                                   193,329          185,083          199,394
                                                                         ----------------  ---------------  ---------------

Cash and cash equivalents at end of year                                        $432,596         $193,229         $185,083
                                                                         ================  ===============  ===============





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1995, 1994 and 1993

                Increase (decrease) in cash and cash equivalents
                                                      -------------


Reconciliation of net loss to net cash provided by operating activities:




                                                                              1995              1994             1993
                                                                              ----              ----             ----
Net loss                                                                      ($105,066)        ($83,198)       ($365,788)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                    445,597          453,998          748,643
Equity in (income) loss from partnership                                        (13,892)          (8,517)           11,937
Minority interests' equity in subsidiary income (loss)                             5,885          (3,195)          (6,004)
Change in assets and  liabilities  net of effects from  investing  and financing activities:
    Decrease (increase) in accounts and interest receivable                       10,336          (2,878)          (6,691)
    Decrease (increase) in prepaid expenses                                            -              470             (48)
    Decrease (increase) in accounts
      payable and accrued expenses                                                66,781           15,557          (4,650)
    Increase (decrease) in due to affiliates                                          70         (14,673)           21,291
    Increase (decrease) in rents received in advance                             (4,988)            (480)            5,468
    Increase (decrease) in tenant security deposits                              (5,406)         (11,109)            7,340
                                                                         ----------------  ---------------  ---------------

Net cash provided by operating activities                                       $399,317         $345,975         $411,498
                                                                         ================  ===============  ===============



                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------



1.  Organization of Partnership:

Development Partners II (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners II, was formed on January 9, 1987. GP L'Auberge Communities, L.P., a California Limited Partnership, (formerly Berry and Boyle Management) and Stephen B. Boyle are the General Partners. In September, 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. The General Partners or their affiliates will receive various fees for services and reimbursement for various organizational and selling costs incurred on behalf of the Partnership.

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,934 investors at December 31, 1995.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended December 31, 1995, 1994 and 1993.

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

         B.  Cash and Cash Equivalents

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value. It is the Partnership's policy to invest cash in income-producing temporary cash investments. The Partnership mitigates any potential risk from such concentration of credit by placing investments with high quality financial institutions.

         C.  Short-term investments

         At December 31, 1995, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $200,000, which mature in February, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

         D. Significant Risks and Uncertainties

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                        Buildings and improvements                  39-40 years
                        Equipment, furnishings and fixtures           5-15 years

         F.  Deferred Expenses

         Costs of obtaining the mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Buy down fees relating to permanent loan refinancings (see Note 7) are being amortized over a three year period.

         G.  Income Taxes

         The Partnership is not liable for Federal or state income taxes because Partnership income or loss is allocated to the Partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income (loss), such change will be reported to the Partners.

         H. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         I. Reclassification

         Certain items in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

         J. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Property:

Property, at cost, consisted of the following at December 31, 1995:

                                              Initial Cost                 Costs Capitalized
                                             to Partnership                Subsequent to Acquisition
                              -------------------------------------------------------------

                                               Buildings      Equipment,      Buildings
          Property                                and         Furnishings        and
         Description              Land        Improvements    & Fixtures    Improvements
- -------------------------------------------------------------------------------------------

L'Auberge Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs, Colorado     $1,865,535       $6,105,495      $657,307         $47,529

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona             1,428,347        3,979,992       375,165          11,153

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona                 1,844,761        5,801,389       500,895          44,131
                              -------------------------------------------------------------

                                 $5,138,643      $15,886,876    $1,533,367        $102,813
                              =============================================================

Depreciation expense for the years ended December 31, 1995 1994 and 1993 and accumulated depreciation at December 31, 1995 and 1994 consisted of the following:


                                                         Depreciation Expense
                                                     1995           1994           1993
Buildings and improvements                          $399,743      $399,602        $398,776
Equipment, furnishings and fixtures                   25,221        33,764         278,270
                                            -----------------------------------------------

                                                    $424,964      $433,366        $677,046
                                            ===============================================


3.  Property Continued:

Property, at cost, consisted of the following at December 31, 1995:

                                                              Amount at Which carried
                                                                at Close of Period
                              --------------------------------------------------------------------------

                               Equipment,                    Buildings     Equipment,
          Property             Furnishings                      and        Furnishings                  Accumulated
         Description           & Fixtures       Land       Improvements    & Fixtures        Total      Depreciation
- ---------------------------------------------------------------------------------------------------------------------

L'Auberge Cheyenne Creek,
  a 108-unit residential
  rental complex located in
  Colorado Springs, Colorado       $410,196    $1,865,535      $6,153,024    $1,067,503      $9,086,062   $1,786,477

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale, Arizona                68,813     1,428,347       3,991,145       443,978       5,863,470    1,067,355

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson, Arizona                    64,728     1,854,365       5,845,520       565,623       8,265,508    1,505,792
                              ---------------------------------------------------------------------------------------

                                   $543,737    $5,148,247     $15,989,689    $2,077,104     $23,215,040   $4,359,624
                              =======================================================================================

Depreciation expense for the years ended December 31, 1995 1994 and 1993 and accumulated depreciation at December 31, 1995 and 1994 consisted of the following:

                               Accumulated Depreciation
                                     December 31,
                                  1995          1994
Buildings and improvements       $2,783,081    $2,383,338
Equipment, furnishings and fixt   1,576,543     1,551,322
- ----------------------------------------------------------

                                 $4,359,624    $3,934,660
                              ============================

Each of the properties is encumbered by a nonrecourse mortgage note payable (see Note 7).


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1995 and 1994 consisted of the following:

                                                         1995               1994
                                                     --------           --------
Cash on hand .............................           $ 56,838           $ 20,514
Certificate of deposit ...................            100,000               --
Money market accounts ....................            275,758            172,815
                                                     --------           --------

                                                     $432,596           $193,329
                                                     ========           ========

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located.

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership owns a majority interest in the Pines on Cheyenne Creek Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture have been consolidated into those of the Partnership. The Partnership and the Affiliated Partnership have been designated the co-managing joint venture partners of the Pines on Cheyenne Creek Joint Venture and will have control over all decisions affecting the joint venture and the property.

In accordance with the terms of the purchase agreement joint venture agreement, through December 31, 1995, the Partnership has contributed $4,693,004 to the Pines on Cheyenne Creek Joint Venture joint venture ($257,844 of which was contributed in 1995) which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

For the years ended December 31, 1995, 1994 and 1993, The Pines on Cheyenne Creek Joint Venture had net income of $31,912 and net losses of $ $17,328 and $32,561, respectively.

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

All losses from operations and depreciation for the Pines on Cheyenne Creek Joint Venture are allocated 81.56% to the Partnership and 18.44% to the Affiliated Partnership, in proportion to their respective joint venture interest.

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

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owns and operates an 84-unit residential property located in Scottsdale, Arizona known as Mariposa. Since the Partnership owns a majority interest in the Mariposa Joint Venture, the accounts and operations of the Mariposa Joint Venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Mariposa Joint Venture and will have control over all decisions affecting the Mariposa Joint Venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1995, the Partnership has contributed $3,138,028 to the Mariposa Joint Venture ($14,035 of this amount was funded in 1995), which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements, (4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

For the years ended December 31, 1995, 1994 and 1993, the Mariposa Joint Venture had net income of $42,932 and $34,546 and a net losses of $96,944, respectively. The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from Mariposa will be credited against minority interest losses previously absorbed by the majority interest. At December 31, 1995 the minority interest losses absorbed by the majority interest totaled $5,907.

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

All losses from operations and depreciation for the Mariposa Joint Venture are allocated 99.5% to the Partnership and 0.5% to the other joint venture partner.

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

Canyon View East

On March 8, 1989, the Partnership acquired an interest in the Canyon View East Joint Venture which owns and operates a 96-unit residential property located in Tucson, Arizona known as Canyon View East. Since the Partnership owns a majority interest in the Canyon View East Joint Venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Canyon View East Joint Venture and will have control over all decisions affecting the Canyon View East Joint Venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,783,612 to the Canyon View East Joint Venture through December 31, 1995, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the years ended December 31, 1995, 1994 and 1993, the Canyon View East Joint Venture had a net loss of $37,334, net income of $741 and a net loss of $123,678, respectively.

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

All losses from operations and depreciation for the Canyon View East Joint Venture are allocated 100% to the Partnership.

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

6.  Investment in Partnership:

On September 28, 1990, the Partnership contributed $1,800,000 to purchase an approximate 38% interest in Casabella Associates, a general partnership among the Partnership, Berry and Boyle Development Partners (A Massachusetts Limited Partnership) ("DPI") and Berry and Boyle Development Partners III (A
Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $268,861 of acquisition costs, including $186,300 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets is $186,300, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

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

During 1995, 1994 and 1993, the Partnership received $70,472, $141,710 and $90,005, respectively, of cash distributions from Casabella Associates.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at December 31, 1995 and 1994 are summarized as follows:

         Assets:                                                 1995               1994
                                                                 ----               ----
           Property, plant and equipment                    $11,297,805        $11,250,034
           Accumulated depreciation                          (1,752,197)        (1,399,386)
                                                             -----------        -----------

             Property, plant and equipment, net               9,545,608          9,850,648

           Other assets                                         889,237            834,668
                                                            -----------        -----------

             Total assets                                   $10,434,845        $10,685,316
                                                             ==========         ==========

         Liabilities and partners' equity:
           Mortgage note payable                              6,994,549          7,093,963
           Other liabilities                                    125,170            126,735
                                                             ----------         ----------
             Total liabilities                                7,119,719          7,220,698

           Partners' equity                                   3,315,126          3,464,618
                                                              ---------          ---------

         Total liabilities and partners' equity             $10,434,845        $10,685,316
                                                             ==========         ==========




The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

         Income:                                            1995              1994             1993
                                                            ----              ----             ----
           Rental income                                $1,520,905         1,486,525       $1,416,184
           Other income                                    103,410            88,580           78,055
                                                     -------------       -----------     ------------
                                                         1,624,315         1,575,105        1,494,239
         Expenses and other deductions:
           General and administrative                       10,200            10,052           12,357
           Operations                                      561,516           521,969          485,226
           Depreciation and amortization                   375,234           371,172          370,229
           Interest                                        642,857           651,528          659,443
                                                      ------------        ----------      -----------
                                                         1,589,807         1,554,721        1,527,255
                                                       -----------         ---------        ---------
         Net income (loss)                            $     34,508      $     20,384     ($    33,016)
                                                       ===========       ===========       ==========

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1995 and 1994 which consisted of the following:
                                                      1995                  1994
                                               -----------           -----------

Cheyenne Creek .....................           $ 3,189,972           $ 3,218,558
Mariposa ...........................             2,881,413             2,908,154
Canyon View East ...................             3,920,289             3,956,961
                                               -----------           -----------

                                               $ 9,991,674           $10,083,673
                                               ===========           ===========

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, interest only at the rate of 9% ($24,390) is payable monthly during the first three years of the loan term. Commencing September 15, 1993 monthly payments of $29,076 including principal and interest, at the rate 10%, will be payable. The balance of the note is payable on September 15, 1997.

On September 13 and 14, 1990 the Canyon View East and Mariposa Joint Ventures refinanced their respective $4,000,000 and $2,940,000 original permanent loans. Under the terms of the new $4,000,000 and $2,940,000 notes, interest only at the rate of 9% ($30,000 and $22,050) is payable monthly during the first three years of the loan term. Commencing September 15, 1993 monthly payments of principal and interest, at the rate 9.75%, or $35,047 and $25,759, respectively were payable. The balance of the notes are payable on September 15, 1997.

Accrued interest at December 31, 1995 and 1994 consisted of the following:

                                                         1995               1994
                                                      -------            -------
Cheyenne Creek ...........................            $13,292            $13,410
Mariposa .................................             11,706             11,814
Canyon View East .........................             15,926             16,074
                                                      -------            -------

                                                      $40,924            $41,298
                                                      =======            =======

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $100,886 and $9,890,788, respectively.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

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

9.  Related Party Transactions:

Due to  affiliates  at  December  31,  1995 and 1994  consisted  of $11,678  and
$11,608,   respectively,   relating  to  reimbursable  costs  due  to  L'Auberge
Communities, Inc., formerly Berry and Boyle Inc.

In 1995, 1994 and 1993, general and administrative expenses included $87,138, $70,793 and $68,971, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

During the years ended December 31, 1995, 1994 and 1993, $38,308, $36,576 and $33,577, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek and Canyon View East, is an affiliate of the General Partners of the Partnership. During the years ended December 31, 1995, 1994 and 1993, $94,973, $94,060 and $89,208, respectively, of property management fees had been paid or accrued to Residential Services - L'Auberge.

Rental payments of $5,250 were paid by L'Auberge Communities, Inc. to Cheyenne
 Creek for two employee apartments.

10.  Book-Tax Reconciliation of Income

The   reconciliation   of  net  income  (loss)  reported  in  the   accompanying
consolidated   statements  of  operations   with  the  income  reported  in  the
Partnership's 1995 U.S. Partnership Return of Income is as follows:

Net loss per consolidated statement of operations ....     $105,066
Increase in depreciation for tax purposes ............      211,619
Rents received in advance ............................        4,738
Other adjustments, net ..................            (        4,528)
                                                           --------

Net loss per federal tax return ......................     $316,895
                                                           ========

11. Subsequent Event:

On March 22, 1996, the Partnership and certain affiliates entered into a letter of intent with Evans Withycombe, Inc. and certain of its affiliates ("EWI"). The transactions contemplated by the letter of intent, which are subject to the execution of definitive agreements, the receipt of any necessary lender consents and satisfaction of certain other conditions, as to which there can be no assurance, are intended to more definitively separate the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of certain of its properties. The letter of intent provides, among other things, in consideration of a payment by the Partnership to EWI of $65,715, for EWI (i) to relinquish its contract to manage certain Partnership properties and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) to assign all of its interest in the Mariposa Joint Venture to the Partnership and its interest in the Casabella Joint Venture to the Partnership, DPI and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture and the Mariposa Joint Venture.