Form 10-Q
period 1996-03-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1996-05-28
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                        CONSOLIDATED BALANCE SHEETS

                                              ---------------

                                     ASSETS
                                                                        March 31
                                                                          1996             December 31,
                                                                      (Unaudited)              1995
Property, at cost (Notes 2, 4, and 6):
  Land                                                                    $5,150,251            $5,148,247
  Buildings and improvements                                              15,989,689            15,989,689
  Equipment, furnishings and fixtures                                      2,095,582             2,077,104
                                                                    -----------------    ------------------

                                                                          23,235,522            23,215,040
  Less accumulated depreciation                                          (4,461,805)           (4,359,624)
                                                                    -----------------    ------------------

                                                                          18,773,717            18,855,416

Cash and cash equivalents (Notes 2 and 3)                                    526,162               432,596
Short-term investments (Note 2)                                               74,434               199,599
Deposits and prepaid expenses                                                  2,472                 2,472
Accounts receivable                                                              350                 3,300
Investment in partnership (Notes 2 and 5)                                  1,437,051             1,459,833
Deferred costs                                                                 9,300                 9,300
Deferred expenses, net of accumulated
  amortization of $497,942 and $492,788 (Note 2)                              29,230                34,384

                                                                    -----------------    ------------------
         Total assets                                                    $20,852,716           $20,996,900
                                                                    =================    ==================



Mortgage notes payable (Note 6)                                            9,967,371             9,991,674
Accounts payable                                                              82,870                87,245
Accrued expenses                                                             168,762               178,844
Due to affiliates (Note 8)                                                   (4,791)                11,678
Rents received in advance                                                        -                       -
Tenant security deposits                                                      59,505                60,630
                                                                    -----------------    ------------------

         Total liabilities                                                10,273,717            10,330,071

Minority Interest (Note 4)                                                   753,223               754,849
Partners' equity (Note 7)                                                  9,825,776             9,911,980
                                                                    -----------------    ------------------

        Total liabilities and partners' equity                           $20,852,716           $20,996,900
                                                                    =================    ==================








                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)
                                               -------------

                                                        Three Months Ended
                                                             March 31,
                                                     1996                 1995
                                                     ----                 ----

Rental income                                         $640,734              $688,316
Rental operating expenses                              276,204               283,120
                                                 --------------     -----------------
Net operating income (excluding items
  shown separately below)                              364,530               405,196

Interest                                               245,343               247,518
Depreciation and amortization                          107,339               110,465

Other (income) and expenses:
  Interest income                                      (5,603)              (12,496)
  General and administrative (Note 9)                   69,150                47,113
  Equity in (income) loss from partnership            (10,073)              (14,593)
(Note 6)
                                                 --------------     -----------------
                                                        53,474                20,024
                                                 --------------     -----------------

Net loss before minority interest                     (41,626)                27,189
Minority interests' equity in
  subsidiary (income) loss (Note 5)                      1,626               (4,521)
                                                 --------------     -----------------

Net loss                                             ($40,000)               $22,668
                                                 ==============     =================

Net loss allocated to:
  General Partners                                       (400)                   453

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued                              (1.07)                  0.60













                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                (Unaudited)
                                               -------------

                                                                        Investor               Total
                                                    General             Limited              Partners'
                                                   Partners             Partners              Equity

Balance at December 31, 1994                          (70,099)            10,432,258            10,362,159

Cash distributions                                     (6,902)             (338,211)             (345,113)

Net loss                                               (1,051)             (104,015)             (105,066)
                                                 --------------     -----------------    ------------------

Balance at December 31, 1995                          (78,052)             9,990,032             9,911,980

Cash distributions                                           0              (46,204)              (46,204)

Net loss                                                 (400)              (39,600)              (40,000)
                                                 --------------     -----------------    ------------------

Balance at March 31, 1996                            ($78,452)            $9,904,228            $9,825,776
                                                 ==============     =================    ==================









                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                               -------------

                                                        Three Months Ended
                                                              March 31,
                                                     1996                 1995
                                                     ----                 ----
Cash flows from operating activities:
  Interest received                                     $7,605                $6,494
  Cash received from rental income                     639,609               681,553
  Administrative expenses                             (76,707)              (72,307)
  Rental operations expenses                         (296,626)             (269,216)
  Interest paid                                      (245,343)             (247,609)
                                                 --------------     -----------------

Net cash provided by operating activities               28,538                98,915

Cash flows from investing activities:
  Purchase of fixed assets                            (20,482)              (68,732)
  Purchases of short-term investments                 (74,151)                     0
  Proceeds from maturities of short-term               197,314               145,076
investments
  Distributions received from partnership               32,856                     0
  Deferred costs                                             0               (4,904)
                                                 --------------     -----------------

Net cash provided (used) by investing activities       135,537                71,440

Cash flows from financing activities:
  Distributions to partners                           (46,204)              (94,294)
  Principal payments on mortgage notes payable        (24,303)              (22,556)
  Distributions to the minority interest                     -               (5,716)
  Contributions from the minority interest                   -                11,052

Net cash provided (used) by financing activities      (70,507)             (111,514)
                                                 --------------     -----------------

Net increase (decrease) in cash and cash                93,568                58,841
equivalents

Cash and cash equivalents at beginning of year         432,596               193,329
                                                 --------------     -----------------

Cash and cash equivalents at end of year              $526,164              $252,170
                                                 ==============     =================






                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                               -------------


Reconciliation of net loss to net cash provided by operating activities:

                                                       Three Months Ended
                                                             March 31,
                                                     1996                 1995
                                                     ----                 ----
Net loss                                             ($40,000)               $22,668
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                          107,339               110,465
Equity in (income) loss from partnership              (10,073)              (14,593)
Minority interests' equity in subsidiary income        (1,626)                 4,521
(loss)
    Decrease (increase) in accounts and interest receivable   4,952          (5,869)
    Decrease (increase) in prepaid expenses                                  (1,136)
                                                 -
    Decrease (increase) in accounts
      payable and accrued expenses                    (14,460)               (5,182)
    Increase (decrease) in due to affiliates          (16,469)               (5,196)
    Increase (decrease) in rents received in               (0)               (4,988)
advance
    Increase (decrease) in tenant security             (1,125)               (1,775)
deposits
                                                 --------------     -----------------

Net cash provided by operating activities              $28,538               $98,915
                                                 ==============     =================


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,934 investors at March 31, 1996.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended March 31, 1996, and 1995.

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

         C.  Short-term investments

         At March 31, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $75,000, which mature in June, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                      Buildings and improvements                   39-40 years
                      Equipment, furnishings and fixtures           5-15 years

         F.  Deferred Expenses

         Costs of obtaining the mortgages on the properties are being amortized over the term of the related mortgage notes payable using the straight-line method. Buy down fees relating to permanent loan refinancings (see Note 6) are being amortized over a three year period.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of the following:

                                                      1996              1995
                                                      ----              ----
     Cash on hand                               $    36,752       $    56,838
     Certificate of deposit                         202,763           100,000
     Money market accounts                          286,647           275,758
                                                    -------           -------
                                                   $526,162          $432,596
                                                    =======           =======

4.  Joint Venture and Property Acquisitions:

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

In accordance with the terms of the purchase agreement joint venture agreement, through March 31, 1996, the Partnership has contributed $4,693,004 to the Pines on Cheyenne Creek Joint Venture joint venture ($257,844 of which was contributed in 1995) which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

For the years ended March 31, 1996, and 1995, The Pines on Cheyenne Creek Joint Venture had net loss of $8,817 and net income of $24,515, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1996, the Partnership has contributed $3,138,028 to the Mariposa Joint Venture ($14,035 of this amount was funded in 1995), which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements, (4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

For the years ended March 31, 1996, and 1995, the Mariposa Joint Venture had net income of $37,642 and $9,363, respectively. The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from Mariposa will be credited against minority interest losses previously absorbed by the majority interest. At March 31, 1996 the minority interest losses absorbed by the majority interest totaled $5,907.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,783,612 to the Canyon View East Joint Venture through March 31, 1996, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the years ended March 31, 1996, and 1995, the Canyon View East Joint Venture had a net loss of $14,287 and a net income of $8,902, respectively.

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

5.  Investment in Partnership:

On September 28, 1990, the Partnership contributed $1,800,000 to purchase an approximate 38% interest in Casabella Associates, a general partnership among the Partnership, Development Partners (A Massachusetts Limited Partnership)
("DPI") and Development Partners III (A Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $268,861 of acquisition costs, including $186,300 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets is $186,300, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

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

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at March 31, 1996 and 1995 which consisted of the following:
                                                1996                       1995
                                                ----                       ----

  Cheyenne Creek                            $3,182,431               $ 3,211,502
  Mariposa                                   2,874,312                 2,901,710
  Canyon View East                           3,910,628                 3,947,905
                                             ---------                 ---------
                                            $9,991,674               $10,061,117
                                             =========               ===========

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

Accrued interest at March 31, 1996 and December 31, 1995 consisted of the following:

                                                  1996                      1995
                                                  ----                      ----
  Cheyenne Creek                               $13,292                   $13,292
  Mariposa                                      11,706                    11,706
  Canyon View East                              15,926                    15,926
                                                ------                    ------
                                               $40,924                   $40,924
                                                ======                    ======

The aggregate principal amounts of long term borrowings due during the calendar years 1996 and 1997 are $100,886 and $9,890,788, respectively.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheet approximates the fair value of such notes.

7.  Partners' Equity:

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

8.  Related Party Transactions:

Due to affiliates at March 31, 1996 and 1995 consisted of $9,462 and $6,412, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995 general and administrative expenses included $26,455 and $19,083, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

During  the  years  ended  March  31,  1996,   and  1995,   $9,906  and  $9,772,
respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek and Canyon View East, is an affiliate of the General Partners of the Partnership. During the years ended March 31, 1996, and 1995, $21,691 and $24,445, respectively, of property management fees had been paid or accrued to Residential Services - L'Auberge.


9  Subsequent Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties... In consideration of a payment by the Partnership to EWI of $65,715, for EWI (i) to relinquish its contract to manage certain Partnership properties and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) to assign all of its interest in the Mariposa Joint Venture to the Partnership and its interest in the Casabella Joint Venture to the Partnership, DPI and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulting in the dissolution of the Casabella Joint Venture and the Mariposa Joint Venture.

                                                        -18-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 will be used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of March 31, 1996, $425,488 cumulatively was contributed to the joint ventures for this purpose ($232,055 of which was contributed in 1995).

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves was $31,599. The decrease resulted primarily from cash provided by operations of $28,538, and distributions from Casabella Associates of $32,856,offset by $20,782 of fixed asset purchases, distributions to partners of $46,204, and principal payments on mortgage notes payable of Property Status

The Pines

As of March 31, 1996, the property was 94% occupied, compared to 91% approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

                Unit Type                                   1996           1995
                ---------                                   ----           ----
        One bedroom den                                     $775           $775
        Two bedroom two bath                                  875           875

Mariposa

The  property  was  98%  occupied  as  of  March  31,  1996,   compared  to  95%
approximately one year ago. At March 31, 1996 and 1995, the market rents for the various unit types were as follows:

                Unit Type                                   1996           1995
                ---------                                   ----           ----
        One bedroom one bath                                $705           $705
        Two bedroom two bath                                  845           845
        Two bedroom two bath den                            1,045         1,045

Canyon View East

The  property  was  85%  occupied  as  of  March  31,  1996,   compared  to  94%
approximately one year ago. At March 31, 1996 and 1995 the market rents for the various unit types were as follows:

               Unit Type                                  1996             1995
               ---------                                  ----             ----
        Two bedroom two bath                               $865            $865
        Two bedroom two bath w/den                           980            980
        Three bedroom two bath                               980            980


Casabella

As  of  March  31,  1996,  the  property  was  96%  occupied,  compared  to  95%
approximately one year ago. At March 31, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

       Unit Type                                              1996         1995
       ---------                                              ----         ----
  One bedroom two bath w/den                                  $805         $805
  Two bedroom two bath                                         930          930
  Two bedroom two bath w/den                                 1,136        1,136

Results of Operations

The Partnership's operating results for the three months ended March 31, 1996 consisted of interest earned on short-term investments of $6,543, administrative expenses of $41,987, the Partnership's share of the loss from Casabella Associates of $18,876 and its share of the losses allocated from the joint ventures, as follows:

                                               The                                     Canyon
                                              Pines              Mariposa            View East
Revenue                                        $219,998              $201,646             $219,885

Expenses:
  General and administrative                        345              -                          10
  Operations                                    107,469                67,016               99,469
  Depreciation and amortization                  41,314                26,811               39,214
  Interest                                       79,687                70,177               95,479
                                                228,815               164,004              234,172
                                           -------------      ----------------    -----------------

Net income (loss) before minority interest     ($8,817)               $37,642            ($14,287)

Minority Interests' share of net loss             1,626              -                   -
                                           -------------      ----------------    -----------------

Net income (loss)                              ($7,191)               $37,642            ($14,287)
                                           =============      ================    =================

The Partnership's operating results for the three months ended March 31, 1995 consisted of interest earned on short-term investments of $12,015, administrative expenses of $42,199, the Partnership's share of the income from Casabella Associates of $14,593 and its share of the losses allocated from the joint ventures, as follows:

                                                  Canyon                   The
                                               View East                 Pines       Mariposa
Revenue                                         $238,422               252,717        197,658

Expenses:
  General and administrative                       1,544                 1,570          1,800
  Operations                                      92,425               104,945         85,750
  Depreciation and amortization                   39,214                41,314         29,937
  Interest                                        96,337                80,373         70,808
                                            -------------     -----------------   ------------
                                                 229,520               228,202        188,295
                                            -------------     -----------------   ------------
Net income (loss)                                 $8,902               $24,515         $9,363
                                            =============     =================   ============

Comparison of Operating Results for the Three Months Ended March 31, 1995 and 1994:

Interest income decreased 60% due to lower interest rates on the Partnership's short term investments. General and administrative expenses increased 46% due to increased legal and accounting expense and the costs associated with the transition of the Wellesly Hills office to Colorado Springs. Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

    Limited Partners                 $46,204
    General Partners                       -
                                    $ 46,204

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


                              DEVELOPMENT PARTNERS II
                              (A Massachusetts Limited Partnership)
                                                             (Registrant)


                               BY:  GP L'AUBERGE MANAGEMENT, L.P.
                                    A General Partner


                               BY: L'AUBERGE COMMUNITES INC.
                                   A General Partner



                               BY:
                                   Stephen B. Boyle, President

Date: _________________________, 1996