Form 10-Q
period 1996-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1996-08-12
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-16456

                             Development Partners II
                      (A Massachusetts Limited Partnership)
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2946004
- --------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                     June 30
                                                       1996         December 31,
                                                    (Unaudited)         1995
Property, at cost (Notes 2, 4, and 6):
  Land .........................................   $  5,150,502    $  5,148,247
  Buildings and improvements ...................     15,989,689      15,989,689
  Equipment, furnishings and fixtures ..........      2,168,538       2,077,104
                                                   ------------    ------------

                                                     23,308,729      23,215,040
  Less accumulated depreciation ................     (4,572,577)     (4,359,624)
                                                   ------------    ------------

                                                     18,736,152      18,855,416

Cash and cash equivalents (Notes 2 and 3) ......        298,114         432,596
Short-term investments (Note 2) ................         77,029         199,599
Deposits and prepaid expenses ..................         21,160           2,472
Accounts receivable ............................            350           3,300
Investment in partnership (Notes 2 and 5) ......      1,419,237       1,459,833
Deferred costs .................................          9,300           9,300
Deferred expenses, net of accumulated
  amortization of $497,942 and $492,788 (Note 2)         24,071          34,384

                                                   ------------    ------------
         Total assets ..........................   $ 20,585,413    $ 20,996,900
                                                   ============    ============



Mortgage notes payable (Note 6) ..................     9,942,464      9,991,674
Accounts payable .................................        38,571         87,245
Accrued expenses .................................       153,023        178,844
Due to affiliates (Note 8) .......................         1,880         11,678
Rents received in advance ........................           106           --
Tenant security deposits .........................        61,745         60,630
                                                     -----------    -----------

         Total liabilities .......................    10,197,789     10,330,071

Minority Interest (Note 4) .......................       753,118        754,849
Partners' equity (Note 7) ........................     9,634,506      9,911,980
                                                     -----------    -----------

        Total liabilities and partners' equity ...   $20,585,413    $20,996,900
                                                     ===========    ===========








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------

                                                 Six Months Ended           Three Months Ended
                                                     June 30                   June 30

                                               1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------

Rental income ............................ $ 1,273,466    $ 1,329,162    $   632,732    $   642,897
Rental operating expenses ................     573,344        578,436        297,139        295,316
                                           -----------    -----------    -----------    -----------
Net operating income (excluding items
  shown separately below) ................     700,122        750,726        335,593        347,581

Interest .................................     490,084        494,489        244,741        246,971
Depreciation and amortization ............     223,270        217,803        115,931        107,338

Other (income) and expenses:
  Interest income ........................     (10,628)       (23,547)        (5,025)       (11,051)
  General and administrative (Note 9) ....     205,828        100,054        136,678         52,941
  Equity in (income) loss from partnership     (22,898)        (8,874)       (12,825)         5,719
(Note 6)
                                           ------------    -----------    -----------    -----------
                                               885,656        779,925        479,500        401,918
                                           ------------    -----------    -----------    -----------

Net loss before minority interest ........    (185,534)       (29,199)      (143,907)       (54,337)
Minority interests' equity in
  subsidiary (income) loss (Note 5) ......         468         (3,301)        (1,158)         1,219
                                           ------------    -----------    -----------    -----------

Net loss ................................  ($  185,066)   ($   32,500)   ($  145,065)   ($   53,118)
                                           =============    ===========    ===========    ===========

Net loss allocated to:
  General Partners ......................       (1,851)          (325)        (1,451)          (531)

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued ..............        (4.96)         (0.87)         (3.89)         (1.42)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                                  Investor          Total
                                    General       Limited          Partners'       Minority
                                    Partners      Partners          Equity         Interest

Balance at December 31, 1994        (70,099)     10,432,258      10,362,159    $    706,520
                                                                                     58,034
Cash distributions .........         (6,902)       (338,211)       (345,113)        (15,490)

Net loss ...................         (1,051)       (104,015)       (105,066)          5,885
                                               ------------    ------------    ------------

Balance at December 31, 1995        (78,052)      9,990,032       9,911,980         754,949
                                                                                      6,113
Cash distributions .........        (92,408)        (92,408)         (7,376)
                                                                               ------------

Net loss ...................         (1,851)       (183,215)       (185,066)           (468)
                                               ------------    ------------    ------------

Balance at March 31, 1996 ..   ($    79,903)   $  9,714,409    $  9,634,506    $    753,218
                                               ============    ============    ============






















                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------

                                                            Six Months Ended
                                                                 June 30
                                                          1996           1995
                                                   -----------    -----------
Cash flows from operating activities:
  Interest received ............................   $     9,973    $     6,494
  Cash received from rental income .............     1,274,687        681,553
  Administrative expenses ......................      (201,023)       (72,307)
  Rental operations expenses ...................      (676,126)      (269,216)
  Interest paid ................................      (490,084)      (247,609)
                                                   -----------    -----------

Net cash provided by operating activities ......       (82,573)        98,915

Cash flows from investing activities:
  Purchase of fixed assets .....................       (93,689)       (68,732)
  Proceeds from maturities of short-term .......       123,225        145,076
investments
  Distributions received from partnership ......        63,496
                                                                  -----------
  Deferred costs ...............................        (4,904)
                                                                  -----------
                                                   -----------    -----------

Net cash provided (used) by investing activities        93,032         71,440

Cash flows from financing activities:
  Distributions to partners ....................       (92,408)       (94,294)
  Principal payments on mortgage notes payable .       (49,210)       (22,556)
  Distributions to the minority interest .......        (7,376)        (5,716)
  Contributions from the minority interest .....         6,113         11,052

Net cash provided (used) by financing activities      (144,941)      (111,514)
                                                   -----------    -----------

Net increase (decrease) in cash and cash .......      (134,482)        58,841
equivalents

Cash and cash equivalents at beginning of year .       432,596        193,329
                                                   -----------    -----------

Cash and cash equivalents at end of year .......   $   298,114    $   252,170
                                                   ===========    ===========






                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                  -------------


    Reconciliation of net loss to net cash provided by operating activities:


                                                                       Six Months Ended

                                                                            June 30
                                                                      1996         1995
                                                                 ---------    ---------
Net loss .....................................................   ($185,066)   ($ 32,500)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization ................................     223,270      217,803
Equity in (income) loss from partnership .....................     (22,898)      (8,874)
Minority interests' equity in subsidiary income ..............        (468)       3,301
(loss)
Change in assets and liabilities net of effects from investing and financing activities:
    Decrease (increase) in accounts and interest receivable ..       2,295       (7,964)
    Decrease (increase) in prepaid expenses ..................     (16,628)         379
    Decrease (increase) in accounts
      payable and accrued expenses ...........................     (74,495)     (45,346)
    Increase (decrease) in due to affiliates .................      (9,804)      (4,697)
    Increase (decrease) in rents received in .................         106         (137)
advance
    Increase (decrease) in tenant security ...................       1,115       (4,988)
deposits
                                                                 ---------    ---------

Net cash provided by operating activities ....................   ($ 82,573)   $ 116,977
                                                                 =========    =========








================================================================================
                     BERRY AND BOYLE DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------
================================================================================

                                      -14-
1.  Organization of Partnership:

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,934 investors at June 30, 1996.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended June 30, 1996, and 1995.

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

         C.  Short-term investments

         At June 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $77,029, which mature in September, 1996. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1996 and December 31, 1995 consisted of the following:


                                            1996       1995
                                        --------   --------
               Cash on hand .........   $ 47,039   $ 56,838
               Certificate of deposit    202,763    100,000
               Money market accounts      48,312    275,758
                                       --------   --------

                                        $298,114   $432,596
                                        ========   ========

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

In accordance with the terms of the purchase agreement joint venture agreement, through June 30, 1996, the Partnership has contributed $4,693,004 to the Pines on Cheyenne Creek Joint Venture joint venture ($257,844 of which was contributed in 1995) which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

For the years ended June 30, 1996, and 1995, The Pines on Cheyenne Creek Joint Venture had net loss of $2,538 and net loss of $19,772, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1996, the Partnership has contributed $3,138,028 to the Mariposa Joint Venture ($14,035 of this amount was funded in 1995), which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements, (4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

For the years ended June 30, 1996, and 1995, the Mariposa Joint Venture had net income of $33,747 and $17,336, respectively. The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from Mariposa will be credited against minority interest losses previously absorbed by the majority interest. At June 30, 1996 the minority interest losses absorbed by the majority interest totaled $5,737.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,783,612 to the Canyon View East Joint Venture through June 30, 1996, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the years ended June 30, 1996, and 1995, the Canyon View East Joint Venture had a net loss of $40,589 and a net income of $23,808, respectively.

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

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1996 and December 31 1995 which consisted of the following:


                                         1996          1995
                                  -----------   -----------
               Cheyenne Creek .   $ 3,174,699   $ 3,211,502
               Mariposa .......     2,867,036     2,901,710
               Canyon View East     3,900,729     3,947,905
                                  -----------   -----------

                                  $ 9,942,464   $10,061,117
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

Accrued interest at June 30, 1996 and December 31, 1995 consisted of the following:


                                     1996      1995
                                  -------   -------
               Cheyenne Creek .   $13,292   $13,292
               Mariposa .......    11,706    11,706
               Canyon View East    15,926    15,926
                                  -------   -------

                                  $40,924   $40,924
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

8.  Related Party Transactions:

Due to affiliates at June 30, 1996 and 1995 consisted of $9,462 and $6,412, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995 general and administrative expenses included $45,571 and $38,800 respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

During  the  years  ended  June  30,  1996,  and  1995,   $20,342  and  $19,152,
respectively, of property management fees were paid or accrued to Evans Withycombe, Inc.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek and Canyon View East, is an affiliate of the General Partners of the Partnership. During the years ended June 30, 1996, and 1995, $42,465 and $47,331, respectively, of property management fees had been paid or accrued to Residential Services - L'Auberge.


9  Significant Event:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties... In consideration of a payment by the Partnership to EWI of $65,715 and for certain mutual releases, for EWI (i) relinquished its contract to manage certain Partnership properties and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Mariposa Joint Venture to the Partnership and its interest in the Casabella Joint Venture to the Partnership, DPI and DPIII (while preserving the economic interests of the venturer in these Joint Ventures), resulted in the dissolution of the Casabella Joint Venture and the Mariposa Joint Venture.

================================================================================

================================================================================

                                      -17-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 will be used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of June 30, 1996, $462,483 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves was 257,052 (41%). The decrease resulted primarily from cash used for operations of $82,573, and distributions from Casabella Associates of $63,496,offset by $93,689 of fixed asset purchases, distributions to partners of $92,408, and principal payments on mortgage notes payable of $49,210.

Property Status

The Pines

As  of  June  30,  1996,  the  property  was  93%  occupied,   compared  to  84%
approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:


               Unit Type              1996   1995
               --------------------   ----   ----
               One bedroom den ....   $820   $775
               Two bedroom two bath    935    875

Mariposa

The property was 87% occupied as of June 30, 1996, compared to 87% approximately one year ago. At June 30, 1996 and 1995, the market rents for the various unit types were as follows:


               Unit Type                    1996     1995
               ------------------------   ------   ------
               One bedroom one bath ...   $  730   $  705
               Two bedroom two bath ...      870      845
               Two bedroom two bath den    1,040    1,045

Canyon View East

The property was 83% occupied as of June 30, 1996, compared to 84% approximately one year ago. At June 30, 1996 and 1995 the market rents for the various unit types were as follows:



               Unit Type                    1996   1995
               --------------------------   ----   ----
               Two bedroom two bath .....   $865   $865
               Two bedroom two bath w/den    980    980
               Three bedroom two bath ...    980    980


Casabella

As  of  June  30,  1996,  the  property  was  74%  occupied,   compared  to  73%
approximately one year ago. At June 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:


               Unit Type                      1996     1995
               --------------------------   ------   ------
               One bedroom two bath w/den   $  820   $  805
               Two bedroom two bath .....      940      930
               Two bedroom two bath w/den    1,160    1,136

Results of Operations

The Partnership's operating results for the six months ended June 30, 1996 consisted of interest earned on short-term investments of $9,038, administrative expenses of $208,090, the Partnership's share of the loss from Casabella Associates of $13,817 and its share of the income and losses allocated from the joint ventures, as follows:

                                          Canyon         The
                                         View East      Pines      Mariposa

Revenue .............................   $ 427,540      466,776    $ 380,740

Expenses:
  General and administrative ........          10          345          383
  Operations ........................     197,598      224,005      148,741
  Depreciation and amortization .....      79,800       85,781       57,689
  Interest ..........................     190,721      159,183      140,180
                                        ---------    ---------    ---------
                                          468,129      469,314      346,993
                                        ---------    ---------    ---------
Net income (loss) ...................   $ (40,589)   $  (2,538)   $   9,081
                                         =========    =========    =========


The Partnership's operating results for the six months ended June 30, 1995 consisted of interest earned on short-term investments of $22,455, administrative expenses of $89,604, the Partnership's share of the income from Casabella Associates of $8,874 and its share of the losses allocated from the joint ventures, as follows:

                                         Canyon       The
                                        View East    Pines    Mariposa

     Revenue ........................   $457,848   $490,627   $381,779

     Expenses:
       General and administrative ...      3,344      3,506      3,600
       Operations ...................    181,743    226,016    170,677
       Depreciation and amortization      78,427     82,628     56,748
       Interest .....................    192,458    160,574    141,457
                                        --------   --------   --------
                                         455,972    472,724    372,482
                                        --------   --------   --------
     Net income (loss) ..............   $  1,876   $ 17,903   $  9,297
                                        ========   ========   ========

The Partnership's operating results for the three months ended June 30, 1996 consisted of interest earned on short-term investments of $4,230, administrative expenses of $137,045, the Partnership's share of the income from Casabella Associates of $12,233 and its share of the income and losses allocated from the joint ventures, as follows:

                                         Canyon        The
                                        View East     Pines     Mariposa

     Revenue .......................     207,655     246,778     179,094

     Expenses:
      General and administrative ..            0           0         383
      Operations ..................       98,128     116,536      81,725
      Depreciation and amortization       40,586      44,467      30,878
      Interest ....................       95,242      79,496      70,003
                                       ---------   ---------   ---------
                                         233,956     240,499     182,989
                                       ---------   ---------   ---------
     Net loss ......................   ($ 26,301   $   6,279   ($  3,895)
                                       =========   =========   =========


The Partnership's operating results for the three months ended June 30, 1995 consisted of interest earned on short-term investments of $10,440, administrative expenses of $47,405, the Partnership's share of the loss from Casabella Associates of $5,719 and its share of the losses allocated from the joint ventures, as follows:

                                         Canyon         The
                                        View East      Pines      Mariposa

     Revenue .......................   $ 221,476      237,910    $ 184,122

     Expenses:
       General and administrative ..       1,800        1,936        1,800
       Operations ..................      89,318      121,071       84,927
       Depreciation and amortization      39,213       41,314       26,811
       Interest ....................      96,121       80,201       70,649
                                       ---------    ---------    ---------
                                         226,452      244,522      184,187
                                       ---------    ---------    ---------
     Net loss ......................   ($  4,976)   ($  6,612)   ($     65)
                                       =========    =========    =========

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995:

Interest income decreased 55% over the prior period as a result of lower amount of working capital invested in the on the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. In addition, the one-time cost of the Evans Withycombe termination ($70,715) and its related legal cost were incurred in May and June of 1996. In aggregate, total general and administrative expenses of the Partnership increased 15% in the first six months of 1996 as compared with the same period in 1995, and are expected to decline in the second half of 1996 as compared with the first half of 1996

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:


                         Limited Partners   $92,408
                         General Partners      --
                                            $92,408

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


                                  DEVELOPMENT PARTNERS II
                                           (A Massachusetts Limited Partnership)
                                                         (Registrant)


                                 BY:  GP L'AUBERGE MANAGEMENT, L.P.
                                      A General Partner


                                      BY:  L'AUBERGE COMMUNITES INC.
                                           A General Partner



                                           BY:     (s) Stephen B Boyle
                                                   Stephen B. Boyle, President

Date:___August 6______________________, 1996