Form 10-Q
period 1996-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1996-11-15
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-16456

                             Development Partners II
                      (A Massachusetts Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            Massachusetts 04-2946004
--------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 576-5122
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                                     ASSETS
                                                    September 30
                                                       1996         December 31,
                                                    (Unaudited)         1995
Property, at cost (Notes 2, 4, and 6):
  Land .........................................   $  5,150,693    $  5,148,247
  Buildings and improvements ...................     15,989,689      15,989,689
  Equipment, furnishings and fixtures ..........      2,221,035       2,077,104
                                                   ------------    ------------

                                                     23,361,417      23,215,040
  Less accumulated depreciation ................     (4,681,315)     (4,359,624)
                                                   ------------    ------------

                                                     18,680,102      18,855,416

Cash and cash equivalents (Notes 2 and 3) ......        180,385         432,596
Short-term investments (Note 2) ................        208,036         199,599
Deposits and prepaid expenses ..................         21,854           2,472
Accounts receivable ............................            350           3,300
Investment in partnership (Notes 2 and 5) ......      1,328,017       1,459,833
Deferred costs .................................         10,488           9,300
Deferred expenses, net of accumulated
  amortization of $508,259 and $492,788 (Note 2)         18,913          34,384

                                                   ------------    ------------
         Total assets ..........................   $ 20,448,145    $ 20,996,900
                                                   ============    ============



Mortgage notes payable (Note 6) ................      9,916,942       9,991,674
Accounts payable ...............................         78,595          87,245
Accrued expenses ...............................        195,270         178,844
Due to affiliates (Note 8) .....................          3,989          11,678
Tenant security deposits .......................         62,255          60,630
                                                   ------------    ------------

         Total liabilities .....................     10,257,051      10,330,071

Minority Interest (Note 4) .....................        753,018         754,849
Partners' equity (Note 7) ......................      9,438,076       9,911,980
                                                   ------------    ------------

        Total liabilities and partners' equity .   $ 20,448,145    $ 20,996,900
                                                   ============    ============








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------

                                                 Nine Months Ended               Three Months Ended
                                                 September 30                        September 30
                                               1996            1995               1996       1995
                                              ----            ----                ----       ----
Revenue:
   Rental income .........................   $ 1,873,988    $ 1,998,679    $   600,522    $   669,517
   Interest income .......................   $    13,888    $    31,363    $     3,260    $     7,816
                                             -----------    -----------    -----------    -----------
Total Revenue ............................   $ 1,887,876    $ 2,030,042    $   603,782    $   677,333

Operating Expenses .......................       858,994        971,038        285,304        392,603
Interest .................................       734,207        740,898        244,123        246,409
Depreciation and amortization ............       337,164        325,139        113,894        107,336
  General and administrative (Note 8) ....       276,968        147,441         71,485         47,387
  Equity in (income) loss from partnership        10,870         10,002         33,768         18,876
(Note 7)
                                             -----------    -----------    -----------    -----------
                                               2,218,203      2,194,518        748,574        812,611
                                             -----------    -----------    -----------    -----------

Net loss before minority interest ........      (330,327)      (164,476)      (144,792)      (135,278)
Minority interests' equity in
  subsidiary (income) loss (Note 5) ......        (4,965)         1,864         (1,158)         5,165
                                             -----------    -----------    -----------    -----------

Net loss .................................   ($  335,292)   ($  162,612)   ($  145,950)   ($  130,113)
                                             ===========    ===========    ===========    ===========

Net loss allocated to:
  General Partners .......................        (3,353)        (1,626)        (1,460)        (1,301)

  Per unit of Investor Limited
    Partner interest:
       36,963 units issued ...............         (8.98)         (4.36)         (3.91)         (3.48)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                   (Unaudited)
                                  -------------

                                                   Investor         Total
                                      General      Limited         Partners'
                                     Partners      Partners         Equity

Balance at December 31, 1994         (70,099)     10,432,258      10,362,159

Cash distributions ..........         (6,902)       (338,211)       (345,113)

Net loss ....................         (1,051)       (104,015)       (105,066)
                                ------------    ------------    ------------

Balance at December 31, 1995         (78,052)      9,990,032       9,911,980

Cash distributions ..........                     (138,612)       (138,612)

Net loss ....................         (3,353)       (331,939)       (335,292)
                                ------------    ------------    ------------

Balance at September 30, 1996   ($    81,405)   $  9,519,481    $  9,438,076
                                ============    ============    ============






















                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                                      -------------

                                                        Nine Months Ended
                                                           September 30
                                                     1996             1995
                                                     ----             ----
Cash flows from operating activities:
  Interest received ............................   $    10,900    $    33,348
  Cash received from rental income .............     1,875,613      1,993,260
  Administrative expenses ......................      (293,762)      (150,373)
  Rental operations expenses ...................      (856,486)      (969,131)
  Interest paid ................................      (734,207)      (722,562)
                                                   -----------    -----------

Net cash provided by operating activities ......         2,058        184,542

Cash flows from investing activities:
  Purchase of fixed assets .....................      (146,377)      (320,640)
  Proceeds from maturities of short-term .......        (5,450)       598,138
investments
  Distributions received from partnership ......       120,946         62,812
  Deferred costs ...............................        (1,189)        24,429
                                                   -----------    -----------

Net cash provided (used) by investing activities       (32,070)       364,739

Cash flows from financing activities:
  Distributions to partners ....................      (138,612)      (282,882)
  Principal payments on mortgage notes payable .       (74,732)       (68,283)
  Distributions to the minority interest .......       (12,908)       (15,489)
  Contributions from the minority interest .....         6,113         49,292
  Deposits .....................................        (2,060)           (28)
                                                   -----------    -----------

Net cash provided (used) by financing activities      (222,199)      (317,390)
                                                   -----------    -----------

Net increase (decrease) in cash and cash .......      (252,211)       231,891
equivalents

Cash and cash equivalents at beginning of year .       432,596        193,329
                                                   -----------    -----------

Cash and cash equivalents at end of year .......   $   180,385    $   425,220
                                                   ===========    ===========






                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                Increase (decrease) in cash and cash equivalents
                                                      -------------


Reconciliation of net loss to net cash provided by operating activities:


                                                      Nine Months Ended
                                                        September 30
                                                     1996          1995
                                                     ----          ----
Net loss .......................................   ($335,292)   ($162,612)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization ..................     337,164      325,139
Equity in (income) loss from partnership .......      10,870       10,002
Minority interests' equity in subsidiary income        4,965       (1,864)
(loss)
Change in assets and  liabilities net of effects
 from investing and financing activities:
  Decrease (increase) in accounts receivable ...         (38)       2,118
  Decrease (increase) in prepaid expenses ......     (17,322)       1,415
  Decrease (increase) in accounts
    payable and accrued expenses ...............       7,775       18,417
  Increase (decrease) in due to affiliates .....      (7,689)      (2,654)
  Increase (decrease) in rents received in .....          (0)        (431)
advance
    Increase (decrease) in tenant security .....       1,625       (4,988)
deposits
                                                   ---------    ---------

Net cash provided by operating activities ......   $   2,058    $ 184,542
                                                   =========    =========










===============================================================================
                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 --------------
===============================================================================


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,934 investors at September 30, 1996.

The accompanying consolidated financial statements present the activity of the Partnership for the years ended September 30, 1996, and 1995.

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

         C.  Short-term investments

         At September 30, 1996, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $208,036, which mature in March 1997. In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Partnership has the intent and ability to hold its short term investments to maturity. Accordingly, these securities have been recorded at amortized cost, which approximates market value. There was no cumulative effect recorded as a result of this accounting change.

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

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1996 and December 31, 1995 consisted of the following:

                                                      1996              1995
                                                     ----              ----
 Cash on hand (Sweep Account)                  $    180,385       $    56,838
 Certificate of deposit                                                100,000
 Money market accounts                                  -              275,758
                                                ------------           -------
                                                    $180,385          $432,596
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

In accordance with the terms of the purchase agreement joint venture agreement, through September 30, 1996, the Partnership has contributed $4,720,040 to the Pines on Cheyenne Creek Joint Venture joint venture ($27,037 of which was contributed in 1996) which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

For the years ended September 30, 1996, and 1995, The Pines on Cheyenne Creek Joint Venture had net profit of $26,923 and net loss of $10,107, respectively.

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1996, the Partnership has contributed $3,156,561 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

For the years ended September 30, 1996, and 1995, the Mariposa Joint Venture had net income of $6,275 and net loss of $7,532, respectively. The minority interest joint venture partner had insufficient basis to absorb its respective share of losses, therefore, for financial statement purposes the excess of losses over basis has been charged against the majority interest. Future minority interest income, if any, from Mariposa will be credited against minority interest losses previously absorbed by the majority interest. At September 30, 1996 the minority interest losses absorbed by the majority interest totaled $5,875.

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,815,202 to the Canyon View East Joint Venture through September 30, 1996, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the years ended September 30, 1996, and 1995, the Canyon View East Joint Venture had a net loss of $84,637 and a net loss of $35,220, respectively.

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

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

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

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1996 and December 31 1995 which consisted of the following:
                                             1996                       1995
                                             ----                       ----

         Cheyenne Creek                    $3,166,773               $ 3,189,972
         Mariposa                           2,859,582                 2,881,413
         Canyon View East                   3,890,587                 3,920,289
                                            ---------                 ---------
                                           $9,916,942                $9,991,674
                                            =========                ==========

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

Accrued interest at September 30, 1996 and December 31, 1995 consisted of the following:

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

8.  Related Party Transactions:

Due to affiliates at September 30, 1996 and 1995 consisted of $2,047 and $3,756, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1996, and 1995 general and administrative expenses included $65,599 and $55,963 respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer and property manager of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

During the years ended September 30, 1996, and 1995, $31,737 and $28,508, respectively, of property management fees were paid or accrued to Evans Withycombe, Inc through May 15, 1996 and to Lincoln Residenital Services, thereafter.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek and Canyon View East, is an affiliate of the General Partners of the Partnership. During the years ended September 30, 1996, and 1995, $60,068 and $71,464, respectively, of property management fees had been paid or accrued to Residential Services - L'Auberge.


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

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,600, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Cheyenne Creek Joint Venture to the Partnership, and (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Cheyenne Creek Joint Venture.

=======================================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 will be used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of September 30, 1996, $484,287 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1996, the aggregate net decrease in working capital reserves was 243,774 (39%). The decrease resulted primarily from cash used for operations of $2,058, and distributions from Casabella Associates of $120,946, and contributions from the minority interest of $6,113 offset by $146,377 of fixed asset purchases, distributions to partners of $138,612, and principal payments on mortgage notes payable of $74,732 and distributions to the minority interest of $12,908.

Property Status

The Pines

As of September 30, 1996, the property was 92% occupied, compared to 96% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

                          Unit Type                        1996           1995
                          ---------                        ----           ----
                  One bedroom den                          $820           $775
                  Two bedroom two bath                       935           875

Mariposa

The property was 83% occupied as of September 30, 1996, compared to 95% approximately one year ago. At September 30, 1996 and 1995, the market rents for the various unit types were as follows:

                          Unit Type                        1996           1995
                          ---------                        ----           ----
                  One bedroom one bath                     $730           $705
                  Two bedroom two bath                      870            845
                  Two bedroom two bath den                 1,040         1,045

Canyon View East

The property was 88% occupied as of September 30, 1996, compared to 86% approximately one year ago. At September 30, 1996 and 1995 the market rents for the various unit types were as follows:

                          Unit Type                      1996             1995
                          ---------                     ----             ----
                  Two bedroom two bath                    $725            $865
                  Two bedroom two bath w/den               815             980
                  Three bedroom two bath                   980             980


Casabella

As of September 30, 1996, the property was 73% occupied, compared to 90% approximately one year ago. At September 30, 1996 and 1995, the average monthly rents collected for the various unit types were as follows:

                         Unit Type                           1996         1995
                         ---------                          ----         ----
                  One bedroom two bath w/den                $820         $805
                  Two bedroom two bath                       940          930
                  Two bedroom two bath w/den               1,185        1,136

Results of Operations

The Partnership's operating results for the nine months ended September 30, 1996 consisted of interest earned on short-term investments of $12,282, administrative expenses of $276,575, the Partnership's share of the loss from Casabella Associates of $10,870 and its share of the income and losses allocated from the joint ventures, as follows:

                                    Canyon        The
                                   View East     Pines      Mariposa
Revenue .......................   $ 620,608    $ 719,614   $ 535,372

Expenses:
  General and administrative ..          10            0         383
  Operations ..................     299,130      323,960     232,179
  Depreciation and amortization     120,386      130,246      86,532
  Interest ....................     285,719      238,485     210,003
                                  ---------    ---------   ---------
                                    705,245      692,691     529,097
                                  ---------    ---------   ---------
Net income (loss) .............   $ (84,637)   $  26,923   $   6,275
                                  =========    =========   =========

The Partnership's operating results for the nine months ended September 30, 1995 consisted of interest earned on short-term investments of $28,998, administrative expenses of $131,591, the Partnership's share of the income from Casabella Associates of $10,002 and its share of the losses allocated from the joint ventures, as follows:

                                   Canyon          The
                                  View East       Pines      Mariposa
Revenue .......................   $ 678,836      750,147    $ 571,083

Expenses:
  General and administrative ..       5,144        5,306        5,400
  Operations ..................     302,914      390,409      277,715
  Depreciation and amortization     117,640      123,942       83,557
  Interest ....................     288,358      240,597      211,943
                                  ---------    ---------    ---------
                                    714,056      760,254      578,615
                                  ---------    ---------    ---------
Net income (loss) .............   ($ 35,220)   ($ 10,107)   ($  7,532)
                                  =========    =========    =========


The Partnership's operating results for the three months ended September 30, 1996 consisted of interest earned on short-term investments of $4,230, administrative expenses of $137,045, the Partnership's share of the income from Casabella Associates of $12,233 and its share of the income and losses allocated from the joint ventures, as follows:

                                   Canyon         The
                                  View East      Pines      Mariposa
Revenue .......................   $ 193,068    $ 252,838   $ 154,632

Expenses:
  General and administrative ..           0            0           0
  Operations ..................     101,531       99,610      83,438
  Depreciation and amortization      40,586       44,465      28,843
  Interest ....................      94,998       79,302      69,823
                                  ---------    ---------   ---------
                                    237,115      223,377     182,104
                                  ---------    ---------   ---------
Net loss ......................   $ (44,047)   $  29,461   $ (27,472)
                                  =========    =========   =========

The Partnership's operating results for the three months ended September 30, 1995 consisted of interest earned on short-term investments of $6,543, administrative expenses of $41,987, the Partnership's share of the loss from Casabella Associates of $18,876 and its share of the losses allocated from the joint ventures, as follows:

                                    Canyon        The
                                   View East     Pines        Mariposa
Revenue .......................   $ 220,988      259,520    $ 189,304

Expenses:
  General and administrative ..       1,800        1,800        1,800
  Operations ..................     121,171      164,393      107,039
  Depreciation and amortization      39,213       41,314       26,809
  Interest ....................      95,900       80,023       70,486
                                  ---------    ---------    ---------
                                    258,084      287,530      206,134
                                  ---------    ---------    ---------
Net income (loss) .............   ($ 37,096)   ($ 28,010)   ($ 16,830)
                                  =========    =========    =========

Comparison of Operating Results for the Nine Months Ended September 30, 1996 and 1995:

Interest income decreased 51% over the prior period as a result of lower amount of working capital invested in the Partnership's short term investments. Transition costs associated with the outsourcing of much of the Partnership's administration work to an administration agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado has temporarily increased first half 1996 operating expenses. Furthermore, consistent with the Partnership's disposition strategy, annual audit fees were moved from the property level to the investment partnership level to more accurately present on-site operational costs of the properties. Consequently, the total general and administrative expenses of the Partnership increased 52% in the first nine months of 1996 as compared with the same period in 1995, In addition, the one-time cost of the Evans Withycombe termination ($70,715) and the Highland termination ($8,600) and its related legal cost were incurred in May, June and July of 1996. The operating costs for the Properties decreased by 12%

Thus far in 1996, the Partnership has made the following cash distributions to its Partners:

    Limited Partners                $138,612
    General Partners                       -
                                    $138,612

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

Date:___November 8______________________, 1996