Form 10-K
period 1996-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-03-31
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                           FORM 10-K

                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                          For the Fiscal Year Ended December 31, 1996

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

Documents incorporated by reference:  None

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

The primary business of the Partnership is to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties through its joint venture interest in such properties. Descriptions of such properties are included below in Item 2, as well as in Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

The Partnership expects to sell its properties at some future time, taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners. Proceeds from the sale, financing or refinancing of the properties will not be reinvested by the Partnership, but will be distributed to the partners, so that the Partnership will, in effect, be self-liquidating.

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

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI"), a Phoenix based residential development, construction and management firm and developer of the properties known as Mariposa and Casabella, which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership to EWI of $65,715 and for certain mutual releases, EWI (i) relinquished its contract to manage certain Partnership properties and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Mariposa Joint Venture to the Partnership and its interest in the Casabella Joint Venture to the Partnership, Development Partners I and Development Partners III (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture and the Mariposa Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm and developer of the property known as L'Auberge Cheyenne Creek, formerly The Pines on Cheyenne Creek, which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $8,600, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Cheyenne Creek Joint Venture to the Partnership, and (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Cheyenne Creek Joint Venture. Highland may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met

On-site management of Casabella, Mariposa, L'Auberge Cheyenne Creek ("Cheyenne Creek") (formerly The Pines on Cheyenne Creek) and L'Auberge Canyon View East ("Canyon View East") is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership and property managers are embodied in a written management agreement with respect to each Property. The property manager in each case receives management fees which are competitive with those obtainable in arm's-length negotiations with independent parties providing comparable services in the localities in which the properties are located. Such fees will not exceed 4% of the gross revenues from each property. It is the responsibility of the General Partners to select or approve property managers and to supervise their performance. Property managers are responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

The difference between rental income and expenses related to operations, including items such as local taxes and assessments, utilities, insurance premiums, maintenance, repairs and improvements (and reserves therefor), bookkeeping and payroll expenses, legal and accounting fees, property management fees and other expenses incurred, constitute the properties' operating cash flow. The Partnership's internal administrative expenses are paid out of the Partnership's share of such cash flow from the various properties and from interest income which the Partnership earns on its short-term investments.

The Partnership's investments in real estate are also subject to certain additional risks including, but not limited to, (i) competition from existing and future projects held by other owners in the areas of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, (iii) adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-bidding, or a decrease in employment or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

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

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $4,000,000. The Partnership owns and operates Cheyenne Creek, a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,252,000 and Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original principal amount of $2,940,000. The ownership of Cheyenne Creek and Mariposa was formerly structured as a joint venture of which the partnership owned a majority interest. With regard to the termination of the Mariposa Joint Venture and Pines on Cheyenne Creek Joint Venture, see Note 5 of Notes to Consolidated Financial Statements. The Partnership also owns a minority interest in Casabella Associates, which in turn, owns and operates Casabella, a 154-unit multifamily rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000.

Canyon View East

On March 8, 1989, the Partnership acquired a majority interest in a joint venture which owns and operates a 96-unit residential property located in Tucson, Arizona, known as Canyon View East. The Partnership has been designated as the managing venturer of the joint venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $4,334,180 to the joint venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the permanent loan refinancing, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $523,022 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

The property was 96% occupied as of February 27, 1997, compared to 89% approximately one year ago. At December 1996 and 1995, the market rents for the various unit types were as follows:

        Unit Type ..............................            1996            1995
------------------------------------------------            ----            ----
Two bedroom two bath ...........................            $865            $865
Three bedroom two bath .........................             980             980

Cheyenne Creek

On September 26, 1988, the Partnership acquired a majority interest in the Pines on Cheyenne Creek, a 108-unit residential property in Colorado Springs, Colorado known as Cheyenne Creek. The other joint venture partners are the developer of the property and a limited partnership affiliated with the General Partners (the "Affiliated Partnership"). The Partnership and the Affiliated Partnership act as co-managing venturers of the Pines on Cheyenne Creek Joint Venture. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $470,870 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Cheyenne Creek Joint Venture. The Affiliated Partnership has made proportionate capital contributions for the same purposes as outlined above.

As of February 27, 1997, the property was 84% occupied, compared to 80% approximately one year ago. At December 1996 and 1995, the market rents for the various unit types were as follows:

        Unit Type ............................             1996             1995
----------------------------------------------             ----             ----
One bedroom den ..............................             $810             $785
Two bedroom two bath .........................              925              885

Mariposa

On February 3, 1989, the Partnership acquired a majority interest in the Mariposa, an 84-unit multifamily rental property located in Phoenix, Arizona. The Partnership has been designated as the managing venturer of the Mariposa Joint Venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1996, the Partnership has contributed total capital of $2,808,098 to the Mariposa Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan and to fund certain capital improvements. The Partnership also incurred $430,474 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Mariposa Joint Venture.

The property was 98% occupied as of February 27, 1997, compared to 99% approximately one year ago. At December 1996 and 1995, the market rents for the various unit types were as follows:

        Unit Type ............................             1996             1995
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  740           $  715
Two bedroom two bath .........................              870              855
Two bedroom two bath den .....................            1,045            1,045

Casabella

On September 28, 1990, the Partnership purchased an approximate 38% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other affiliated partnerships. Under the terms of the purchase, the Partnership contributed $1,800,000 to Associates.

Associates has been designated as the managing partner of Casabella and will control all decisions regarding the operation and sale of the property. In addition to its $1,800,000 contribution to Associates, the Partnership incurred $268,861 of acquisition expenses.

As of February 27, 1997, the property was 99% occupied, compared to 98% approximately one year ago. At December 31, 1996 and 1995, the market rents for the various unit types were as follows:

       Unit Type .............................             1996             1995
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  950           $  820
Two bedroom two bath .........................            1,160              943
Two bedroom two bath w/den ...................            1,210            1,170

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party or of which any of the properties is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1996 was 1,907.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1996 and 1995 were paid as follows:

                                                   Date of
Quarter Ended .......................         Payment                     Amount
-------------------------------------         ------------------         -------
March 31, 1995 ......................         May 15, 1995               $92,408
June 30, 1995 .......................         August 15, 1995            $92,408
September 30, 1995 ..................         November 15, 1995          $60,989
December 31, 1995 ...................         February 15, 1996          $46,204
March 31, 1996 ......................         May 15, 1996               $46,204
June 30, 1996 .......................         August 15, 1996            $46,204
September 30, 1996 ..................         $                              -0-
December 31, 1996 ...................         $                              -0-

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1996, 1995 and 1994 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                                                     Year Ended
                                                             -----------------------------------------------------------
                                                    12/31/96       12/31/95       12/31/94      12/31/93       12/31/92
Rental income                                     $2,497,278     $2,668,640     $2,616,008    $2,448,937     $2,272,456
Net income (loss)                                 ($568,209)     ($105,066)      ($83,198)    ($365,788)     ($576,469)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit
      Aggregate 36,963 Units                        ($15.22)        ($2.81)        ($2.23)       ($9.80)       ($15.44)
   General Partners                                 ($5,682)       ($1,051)         ($832)      ($3,658)       ($5,765)

Cash distributions to Partners:
   Limited Partners:
      Aggregate 36,963 Units                           $3.75          $9.15         $13.50         $9.00          $4.25
   General Partners                                   $2,829         $6,902        $10,184        $6,789         $3,206

Total assets                                     $20,190,066    $20,996,900    $21,434,192   $22,138,698    $22,886,318
Long term obligations                             $9,890,787     $9,991,674    $10,083,673   $10,166,105    $10,192,000

Long term obligations become due in 1997. The Partnership intends to refinance this debt prior to the due date, although there can be no assurance that the Partnership will be able to do so. See Note 7 of Notes to Consolidated Financial Statements.

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

Liquidity; Capital Resources

The Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interests in the Pines on Cheyenne Creek Joint Venture, the Mariposa Joint Venture, the Canyon View East Joint Venture and the Casabella Joint Ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners, (iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 were used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of December 31, 1996, $666,512 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. In 1996, the aggregate net decrease in working capital reserves was $313,449. The decrease resulted primarily from cash provided by operations of $1,922, contributions from the minority interest of $6,113 and distributions of $180,311 from Casabella, offset by $236,642 of fixed asset additions, distributions to partners of $141,441, distributions to the minority interest of $30,795 and principal payments on mortgage notes payable of $100,887.

In 1995, the aggregate net decrease in working capital reserves was $409,232. The decrease resulted primarily from cash provided by operations of $399,317, contributions from the minority interest of $58,034 and distributions of $70,472 from the Partnership, offset by $488,268 of fixed asset additions, distributions to partners of $345,113, distributions to the minority interest of $15,490 and principal payments on mortgage notes payable of $91,999.

The Partnership's future ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1997 are adequate to meet the Partnership's operating cash needs in the coming year. With regard to certain balloon payments on existing first mortgage debt on the Partnership's properties, the General Partners do not anticipate having sufficient cash flow to retire this debt. As these mortgage notes payable are due in fiscal 1997, the partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis, although there can be no assurance that the Partnership will be able to do so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Results of Operations

For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                    The                               Canyon        Partnership    Consolidated
                                                   Pines           Mariposa         View East             Level          Totals
Revenue                                              $974,124          $712,602         $812,990        $15,808      $2,515,524

Expenses:
  General and administrative                                0               383               10        353,242         353,635
  Operations                                          428,227           363,463          404,581         10,743       1,207,014
  Depreciation and amortization                       183,482           118,497          166,693        -               468,672
  Interest                                            317,456           279,524          380,305        -               977,285
  Equity in (income) loss from partnership           -                 -                -                68,837          68,837
                                              ----------------  ----------------  ---------------
                                                                                                   -------------  --------------
                                                      929,165           761,867          951,589        432,822       3,075,443
                                              ----------------  ----------------  ---------------  -------------  --------------

Net income (loss) before minority interest             44,959          (49,265)        (138,599)      (417,014)       (559,919)

Minority Interests' share of net loss                 (8,290)          -                -               -               (8,290)
                                              ----------------  ----------------  ---------------  -------------  --------------

Net income (loss)                                     $36,669         ($49,265)       ($138,599)     ($417,014)      ($568,209)
                                              ================  ================  ===============  =============  ==============


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

                                                       The                         Canyon        Partnership   Consolidated
                                                      Pines        Mariposa       View East            Level         Totals
Revenue                                              $1,010,840       $767,057       $892,366        $36,079     $2,706,342

Expenses:
  General and Administrative                              7,254          7,200          6,954        186,662        208,070
  Operations                                            479,676        320,225        379,117        -            1,179,018
  Depreciation and amortization                         171,560        114,438        159,599        -              445,597
  Interest                                              320,438        282,262        384,030        -              986,730
  Equity in (income) loss from partnership              -              -              -             (13,892)       (13,892)
                                                  -------------- -------------- --------------
                                                                                               -------------- --------------
                                                        978,928        724,125        929,700        172,770      2,805,523
                                                  -------------- -------------- -------------- -------------- --------------

Net income (loss) before minority interest               31,912         42,932       (37,334)      (136,691)       (99,181)

Minority Interests' share of net loss                   (5,885)        -              -              -              (5,885)
                                                  -------------- -------------- -------------- -------------- --------------

Net income (loss)                                       $26,027        $42,932      ($37,334)     ($136,691)     ($105,066)

                                                  ============== ============== ============== ============== ==============

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

                                                       The                        Canyon      Investment     Consolidated
                                                      Pines       Mariposa      View East    Partnership        Total
Revenue                                               $940,351       $731,544      $946,057        $36,804       $2,654,756

Expenses:
  General and administrative                             7,196          7,494         7,440        149,673          171,803
  Operations                                           463,613        291,604       372,833       -               1,128,050
  Depreciation and amortization                        163,502        113,153       177,343       -                 453,998
  Interest                                             323,368        284,747       387,700       -                 995,815
  Equity in (income( loss from partnership                                                         (8,517)          (8,517)
                                                   ------------ -------------- ---------------------------------------------
                                                       957,679        696,998       945,316        141,156        2,741,149
                                                   ------------ -------------- ---------------------------------------------

Net loss                                              (17,328)         34,546           741      (104,352)         (86,393)

Minority Interests' share of net loss                    3,195        -             -             -                   3,195
                                                   ------------ -------------- ---------------------------------------------

Partnership's share of net loss                      ($14,133)        $34,546          $741     ($104,352)        ($83,198)
                                                   ============ ============== =============================================

Comparison of 1996 and 1995 Operating Results:

In accordance with its dispositions strategy, (see "Projected 1997 Operating Results" below). the Partnership incurred one time costs associated with the Evans Withycombe termination ($65,715), the Highland termination (($8,600) and their related legal costs. (Refer to Note 5 of the Consolidated Financial Statement.) In addition, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $27,996 or 2% over the prior year and total general and administrative expenses of the Partnership increased $145,565 (70%) over the prior year. As a result of the factors described above, distributions to partners decreased $199,599 from $338,211 in 1995 to $138,612 in 1996.

Comparison of 1995 and 1994 Operating Results

Total revenue income increased $51,586, or 2% from the prior year. Increases in operating revenue for Cheyenne Creek and Mariposa were partially offset by decreased operating revenue at Canyon View East, where occupancy declined as a result of increased competition from newly developed properties in its immediate market area. This lower occupancy existed through most of 1995, but improved to 89% occupancy. Rental operating expenses increased $50,968, or 5% over the prior year due primarily to increased maintenance and advertising and promotion costs. General and administrative expenses increased $36,267 or 21%, due primarily to increased salary expense allocations and legal costs and printing and mailing costs associated with Richard G. Berry's withdrawal as a general partner of the Partnership. Fixed asset purchases increased $453,809 to $488,268 from the prior year. This increase resulted from approximately $348,000 of lobby and office renovations at Cheyenne Creek, approximately $285,000 of which was borne by the Partnership and the remainder by the Affiliated Partnership, and other items such as carpet, floor tile and other replacements. As a result of the factors described above, distributions to partners decreased $164,071 from $509,184 in 1994 to $345,113 in 1994.



Projected 1997 Operating Results:

Although there can be no assurance that the Partnership will dispose of any or all of its properties during 1997, on March 25, 1997, the Partnership entered into a letter of intent to sell Mariposa in Scottsdale, Arizona, to an unaffiliated purchaser. The purchase price for Mariposa would be $5,183,000. The letter of intent is subject to the completion of customary due diligence to the satisfaction on the purchaser, the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions, the negotiation and execution of a definitive purchase agreement, and certain other conditions. Accordingly, there can be no assurance that the sale of the property will be consummated in accordance with the terms of the letter of intent or at all. As a result of the forgoing, operating results of the partnership may vary significantly during 1997.

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

Individual General Partners

Stephen B. Boyle, age 56, is President, Executive Officer and Director of L'Auberge Communities, Inc. and a general partner and co-founder of LP L'Auberge Communities, a California Limited Partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

In September 1995, with the consent of Limited Partners holding a majority of the outstanding Units, as well as the consent of the mortgage lenders for the Partnership's three properties, Richard G. Berry resigned as a general partner of the Partnership.

GP L'Auberge Communities, L.P.

Information as to the directors and executive officers of L'Auberge Communities, Inc., a general partner of GP L'Auberge Communities, L.P., which is a general partner of the Partnership, and its affiliates, is set forth below. There are no familial relationships between or among any officer and any other officer or director.

      Name                                       Position

Stephen B. Boyle          See above

Earl C. Robertson         Executive Vice President and Chief Financial Officer

Donna Popke               Vice President and Secretary

Earl C. Robertson, age 48, has been a senior development officer, partner and consultant in several prominent real estate development companies for over twenty years, including Potomac Investment Associates, developers of planned golf course communities nationwide. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle. He joined L'Auberge Communities, Inc. in June 1995.

Donna Popke, age 37, joined L'Auberge Communities, Inc. in July, 1995 and holds the title of Vice President and Secretary. Prior to joining L'Auberge Communities, Inc., Ms. Popke was employed by Olive & Associates in Denver, Colorado in the field of public accounting for six years and later from 1989 to 1995 with David R. Sellon & Company, a Colorado Springs land development company.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1997, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1996, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Note 9 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1996
to the General Partners                                                $  2,829

Allocation of Income or Loss to the General Partners .............     ($ 5,682)

Property management fees paid to an affiliate of the General Partners  $ 81,243

Reimbursements to General Partners ...................................  $ 83,195

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

(b)                   Reports on Form 8-K

                      The Partnership has not filed, and was not required to file, any reports on Form 8-K during the last quarter of 1996.

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


                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)

      By: GP L'Auberge Communities, L.P., A California Limited Partnership,
                                 General Partner

              By: L'Auberge Communities, Inc., its General Partner



                  By: ____/s/ Earl C. Robertson________________
                 Earl C. Robertson, Executive Vice President and
                             Chief Financial Officer

                              Date: March 26, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Signature Title Date



      ___/s/ Stephen B. Boyle _____ Director, President and March 26, 1997
                              --------------------
                      STEPHEN B. BOYLE Principal Executive
                              Officer of L'Auberge
                                Communities, Inc.



     ___/s/ Earl C. Robertson _ Executive Vice President and March 26, 1997
                              ---------------------
                EARL C. ROBERTSON Principal Financial Officer of
                           L'Auberge Communities, Inc.

                                   APPENDIX A

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                      For the year ended December 31, 1996

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants ....................................   F-3


Consolidated Balance Sheets at December 31, 1996 and 1995 ............   F-4


Consolidated Statements of Operations for the years ended December 31, 1996,
 1995 and 1994 .......................................................   F-5


Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1996, 1995 and 1994 .....................................   F-6


Consolidated Statements of Cash Flows for the years ended December 31, 1996,
 1995 and 1994                                                      F-7 -- F-8


Notes to Consolidated Financial Statements .....................   F-9 -- F-18


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners II
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Denver, Colorado
February 28, 1997




                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995
                                 ---------------


                                     ASSETS

                                                                              1996              1995
                                                                              ----              ----
Property, at cost
  Land                                                                       $5,150,693        $5,148,247
  Buildings and improvements                                                 15,989,689        15,989,689
  Equipment, furnishings and fixtures                                         2,311,300         2,077,104
                                                                         ---------------   ---------------

                                                                             23,451,682        23,215,040
  Less accumulated depreciation                                             (4,807,665)       (4,359,624)
                                                                         ---------------   ---------------

                                                                             18,644,017        18,855,416

Cash and cash equivalents                                                       318,746           432,596
Short-term investments                                                                            199,599
                                                                         -
Deposits and prepaid expenses                                                     2,512             2,472
Accounts receivable                                                                 350             3,300
Investment in partnership                                                     1,210,686         1,459,833
Deferred costs                                                                                      9,300
                                                                         -
Deferred expenses, net of accumulated
  amortization of $513,417 and $492,788                                          13,755            34,384

                                                                         ---------------   ---------------
         Total assets                                                       $20,190,066       $20,996,900
                                                                         ===============   ===============


                                     LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                       $9,890,787        $9,991,674
Accounts payable                                                                101,716            87,245
Accrued expenses                                                                176,354           178,844
Due to affiliates (Note 9)                                                       17,430            11,678
Rents received in advance                                                         2,607
                                                                                                          -
 Tenant security deposits                                                        60,385            60,630
Minority Interest                                                               738,457           754,849
                                                                         ---------------   ---------------

         Total liabilities                                                   10,987,736        11,084,920

Partners' equity                                                              9,202,330         9,911,980
                                                                         ---------------   ---------------

        Total liabilities and partners' equity                              $20,190,066       $20,996,900
                                                                         ===============   ===============






                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1996, 1995 and 1994
                                  -------------



                                                            1996              1995              1994
                                                            ----              ----              ----
Revenue:
   Rental income                                           $2,497,278        $2,668,640        $2,616,008
   Interest income                                             18,246            37,702            38,748
                                                       ---------------   ---------------   ---------------

                                                            2,515,524         2,706,342         2,654,756

Operating Expenses                                          1,207,014         1,179,018         1,128,050
Interest                                                      977,285           986,730           995,815
Depreciation and amortization                                 468,672           445,597           453,998
General and administrative                                    353,635           208,070           171,803
Equity in (income) loss from partnership                       68,837          (13,892)           (8,517)
                                                       ---------------   ---------------   ---------------
                                                            3,075,443         2,805,523         2,741,149
                                                       ---------------   ---------------   ---------------

Net loss before minority interest                           (559,919)          (99,181)          (86,393)
Minority interests' equity in
  subsidiary (income) loss                                    (8,290)           (5,885)             3,195
                                                       ---------------   ---------------   ---------------

Net loss                                                   ($568,209)        ($105,066)         ($83,198)
                                                       ===============   ===============   ===============

Net loss allocated to:
  General Partners                                           ($5,682)          ($1,051)            ($832)

  Per unit net loss allocated to Investor Limited Partner interest:
       36,963 units issued                                   ($15.22)           ($2.81)           ($2.23)






                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1996, 1995 and 1994
                                  -------------

                                                                            Investor           Total
                                                          General           Limited          Partners'
                                                          Partners          Partners           Equity

Balance at December 31, 1993                                ($59,083)       $11,013,624       $10,954,541

Cash distributions                                           (10,184)         (499,000)         (509,184)

Net loss                                                        (832)          (82,366)          (83,198)
                                                       ---------------   ---------------   ---------------

Balance at December 31, 1994                                 (70,099)        10,432,258        10,362,159

Cash distributions                                            (6,902)         (338,211)         (345,113)

Net loss                                                      (1,051)         (104,015)         (105,066)
                                                       ---------------   ---------------   ---------------

Balance at December 31, 1995                                 (78,052)         9,990,032         9,911,980

Cash distributions                                            (2,829)         (138,612)         (141,441)

Net loss                                                      (5,682)         (562,527)         (568,209)
                                                       ---------------   ---------------   ---------------

Balance at December 31, 1996                                ($86,563)        $9,288,893        $9,202,330
                                                       ===============   ===============   ===============




                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1996, 1995 and 1994

                                  -------------



                                                            1996              1995              1994
                                                            ----              ----              ----
Cash flows from operating activities:
  Interest received                                           $17,516           $50,855           $35,870
  Cash received from rental income                          2,499,640         2,658,246         2,604,419
  General and administrative expenses                       (339,475)         (206,486)         (184,636)
  Operating expense                                       (1,198,060)       (1,116,194)       (1,113,523)
  Interest paid                                             (977,699)         (987,104)         (996,155)
                                                       ---------------   ---------------   ---------------

Net cash provided by operating activities                       1,922           399,317           345,975

Cash flows from investing activities:
  Purchase of fixed assets                                  (236,642)         (488,268)          (34,459)
  Proceeds from maturities of short-term investments          200,329           635,346           187,341
  Distributions received from partnership                     180,311            70,472           141,710
  Deferred costs                                                9,300            15,553          (24,853)
                                                       ---------------   ---------------   ---------------

Net cash provided by investing activities                     153,298           233,103           269,739

Cash flows from financing activities:
  Distributions to partners                                 (141,441)         (345,113)         (509,184)
  Principal payments on mortgage notes payable              (100,887)          (91,999)          (82,432)
  Distributions paid to the minority interest                (30,795)          (15,490)          (23,050)
  Contributions from the minority interest                      6,113            58,034             7,262
  Cash paid for deposits                                      (2,060)             1,415              (64)
                                                       ---------------   ---------------   ---------------

Net cash used by financing activities                       (269,070)         (393,153)         (607,468)
                                                       ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents        (113,850)           239,267             8,246

Cash and cash equivalents at beginning of year                432,596           193,329           185,083
                                                       ---------------   ---------------   ---------------

Cash and cash equivalents at end of year                     $318,746          $432,596          $193,329
                                                       ===============   ===============   ===============

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1996, 1995 and 1994

                                  -------------


Reconciliation of net loss to net cash provided by operating activities:






                                                              1996                1995          1994
                                                              ----                ----          ----
Net loss                                                   ($568,209)        ($105,066)         ($83,198)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                 468,672           445,597           453,998
Equity in (income) loss from partnership                       68,837          (13,892)           (8,517)
Minority interests' equity in subsidiary income (loss)          8,290             5,885           (3,195)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in accounts and interest                2,217            10,336           (2,878)
receivable
    Decrease in prepaid expenses                                2,020                                 470
    Increase in accounts payable and accrued expenses          11,981            66,781            15,557
    (Decrease) increase in due to affiliates                    5,752                70          (14,673)
    (Decrease) increase in rents received in advance            2,607           (4,988)             (480)
    Decrease in tenant security deposits                        (245)           (5,406)          (11,109)
                                                       ---------------   ---------------   ---------------

Net cash provided by operating activities                      $1,922          $399,317          $345,975
                                                       ===============   ===============   ===============

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,907 investors at December 31, 1996.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement.

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture, Mariposa Joint Venture and Canyon View East Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Notes 5 and 6 regarding the termination of the joint ventures.

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




         C.  Short-term investments

         At December 31, 1995, short term investments consist solely of various forms of U. S. Government backed securities, with an aggregate par value of $200,000, which mature in February, 1996. As of December 31, 1996 there were no short term investments. Investments are recorded at amortized costs which approximates market value.

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

         E.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                     Buildings and improvements                  39-40 years
                      Equipment, furnishings and fixtures           5-15 years

         F.  Deferred Expenses

         Costs of obtaining the mortgages on the properties are being  amortized
         over  the  mortgage  term  using  the   straight-line   method,   which
         approximates the effective interest method.

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

         I. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment. On a quarterly basis, the partnership evaluates the recoverability of the rental property using undiscounted cash flow from operations.

         J.    Reclassification

         Certain items in the financial statements for the years ended December 31, 1995 and 1994 have been reclassified to conform to the 1996 presentation.

3.  Property, at Cost:

Property, at cost, consisted of the following at December 31, 1996:

                                         Initial                                          Costs             Amount at Which carried
                                          Cost                                         Capitalized
                                           to                                          Subsequent            at Close of Period
                                       Partnership                                         to
                                                                                       Acquisition
                            ------------------------------------ -------------------------------------------------------------------

                              Buildings   Equipment,             Buildings    Equipment,              Buildings    Equipment,
  Property                       and     Furnishings                and       Furnishings                and      Furnishings
Description          Land    Improvements & Fixtures     Land    Improvements & Fixtures     Land    Improvements  & Fixtures  Total
-------------------------------------------------------------------------------------- ------------------------------------------

L'Auberge Cheyenne Creek,
  a 108-unit
residential
  rental complex
located in
Colo Springs,  $1,865,535  $6,105,495     $657,308      $0    $47,529     $503,620  $1,865,535   $6,153,024   $1,160,928  $9,179,487
Colo

Mariposa, an 84-unit
  residential rental
  complex located in
  Scottsdale,
 Arizona        1,428,347   3,979,992      375,165       0     11,153      152,340   1,428,347    3,991,145      527,505   5,946,997

Canyon View East, a 96-unit
  residential rental
  complex located in
  Tucson,
 Arizona       1,844,761   5,801,389      500,895   12,050     44,131      121,972   1,856,811    5,845,520      622,867  8,325,198
               -------------------------------------------------------------------- ------------------------------------------------

               $5,138,643 $15,886,876   $1,533,368 $12,050   $102,813     $777,932  $5,150,693  $15,989,689   $2,311,300 $23,451,682
               ==================================== ================================== =============================================

Depreciation expense for the years ended December 31, 1996 1995 and 1994 and accumulated depreciation at December 31, 1996 and 1995 consisted of the following:

                                                                                             Accumulated
                                                                                             Depreciation
                                                    Depreciation Expense                     December 31,
                                             1996         1995                                1996     1995
                                                                   1994
Buildings and improvements                $397,172     $399,602   $399,602              $3,180,253  $2,783,081
Equipment, furnishings and fixtures         50,869       33,764     33,764               1,627,412   1,576,543
                                       ------------------------------------------------------------------------

                                          $448,041     $433,366   $433,366              $4,807,665  $4,359,624
                                       ========================================================================

Each of the properties is encumbered by a nonrecourse mortgage note payable (see
Note 7).

4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1996 and 1995 consisted of the following:

                                                1996       1995
                                            --------   --------
                  Cash on hand ..........   $107,660   $ 56,838
                  Certificate of deposits    211,086    100,000
                  Money market accounts .   _______    275,758
                                                       --------
                                            $318,746   $432,596
                                            --------   --------

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Mariposa joint venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1996.

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership owns a majority interest in the Pines on Cheyenne Creek Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture have been consolidated into the Partnership. The Affiliated Partnership owns an 18% interest in the Pines on Cheyenne Creek. The Partnership and the Affiliated Partnership have been designated the co-managing joint venture partners of the Pines on Cheyenne Creek Joint Venture and will have control over all decisions affecting the joint venture and the property.

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado
 based residential development, construction and management firm. Highland developed the property known as L'Auberge Cheyenne Creek.

In accordance with the terms of the purchase agreement joint venture agreement, through December 31, 1996, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture joint venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

For the years ended December 31, 1996, 1995 and 1994, The Pines on Cheyenne Creek Joint Venture had net income of $44,959, $31,912 and a net loss of $17,328, respectively.




JANUARY 1, 1996 THROUGH JULY 2, 1996

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly as follows:

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

All losses from operations and depreciation for the Pines on Cheyenne Creek Joint Venture were allocated 81.56% to the Partnership and 18.44% to the Affiliated Partnership, in proportion to their respective joint venture interest.

All profits from operations to the extent of cash distributions shall first be allocated to the Partnership, the Affiliated Partnership, and the property developer in the same proportion as the cash distributions. Any remaining profits were allocated 65.25% to the Partnership, 14.75% to the Affiliated Partnership, and 20% to the property developer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

JULY 3, 1996 THROUGH DECEMBER 31, 1996

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,600, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Cheyenne Creek Joint Venture to the Partnership, (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Cheyenne Creek Joint Venture. Highland may still share in the cash flow distributions or proceeds from sale if certain performance levels are met.

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owns and operates an 84-unit residential property located in Scottsdale, Arizona known as Mariposa. Since the Partnership owns a majority interest in the Mariposa Joint Venture, the accounts and operations of the Mariposa Joint Venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Mariposa Joint Venture and will have control over all decisions affecting the Mariposa Joint Venture and the property. The Mariposa joint venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1996.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI developed the property known as Mariposa.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1996, the Partnership has contributed $3,238,572 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

For the years ended December 31, 1996, 1995 and 1994, the Mariposa had net loss of $49,265, and net income of $42,932 and $34,546, respectively.

JANUARY 1, 1996 THROUGH MAY 13, 1996

Net cash from operations (as defined in the joint venture agreement) was to be distributed, as available, to each joint venture partner, not less often than quarterly, as follows:

         First, to the Partnership an amount equal to 10.6% per annum, noncumulative (computed daily on a simple noncompounded basis from the date of completion funding) of the Partnership's capital investment (as defined in the joint venture agreement);

         Second, the balance 70% to the Partnership and 30% to the other joint venture partner.

All losses from operations and depreciation for the Mariposa Joint Venture were allocated 99.5% to the Partnership and 0.5% to the other joint venture partner.

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

MAY 14, 1996 THROUGH DECEMBER 31, 1996

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the properties. In consideration of a payment by the Partnership to EWI of $38,732 and for certain mutual releases, EWI (i) relinquished its contract to manage certain Partnership properties and its option to exercise its rights of first refusal with regard to the sale of those properties and (ii) assigned all of its interest in the Mariposa Joint Venture to the Partnership (while preserving the economic interests of the venturer in the Joint Venture), which resulting in the dissolution of the Mariposa Joint Venture. EWI may still share in the cash flow distributions or proceeds from sale if certain performance levels are met.

Canyon View East

On March 8, 1989, the Partnership acquired an interest in the Canyon View East Joint Venture which owns and operates a 96-unit residential property located in Tucson, Arizona known as Canyon View East. Since the Partnership owns a majority interest in the Canyon View East Joint Venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Canyon View East Joint Venture and will have control over all decisions affecting the Canyon View East Joint Venture and the property. In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,202 to the Canyon View East Joint Venture through December 31, 1996, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the years ended December 31, 1996, 1995 and 1994, the Canyon View East Joint Venture had a net loss of $138,599, $37,334, and a net income of $741, respectively.

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

On September 28, 1990, Casabella Associates purchased a majority interest in the Casabella I Joint Venture, an Arizona joint venture that owned and operated Casabella Phase I, a 61-unit residential property located in Scottsdale, Arizona. On April 23, 1991, Casabella Associates, acquired a majority interest in the Casabella Joint Venture which owns Casabella Phase II, a 93-unit residential community, located adjacent to Casabella Phase I. On that date, Casabella Associates and EW Casabella I Limited Partnership contributed their interests in the Casabella I Joint Venture to the Casabella Joint Venture. In addition, the permanent lender funded a $7,300,000 permanent loan, the proceeds of which were used to refinance the $2,700,000 loan pertaining to Phase I and, together with cash contributions of Casabella Associates, repay the construction loan for Phase II. As a result of such transactions, by operation of law, Casabella Joint Venture, which is comprised of Casabella Associates and EW Casabella I Limited Partnership, now owns both Phases I and II of Casabella. Casabella is now managed and operated as one single 154-unit residential community. On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The balance of the note will be due on July 15, 1997. As this mortgage note payable is due in fiscal 1997, the Partnership of Casabella will seek to renegotiate this mortgage note with its existing lender or seek new sources of financing for this property on a long term basis. The General Partners of Casabella believe that existing cash flows from the property will be sufficient to support a level of borrowing that is at least equal to the amount outstanding as of December 31, 1996. If the general economic climate for real estate in this location were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete this refinancing.

The co-venturer partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.

During 1996, 1995 and 1994, the Partnership received $180,311, $70,472, and $141,710, respectively, of cash distributions from Casabella Associates.

The consolidated balance sheets of Casabella Associates and Casabella at December 31, 1996 and 1995 are summarized as follows:

         Assets:                                                 1996               1995
                                                                 ----               ----
           Property, plant and equipment                    $11,453,820        $11,297,805
           Accumulated depreciation                          (1,996,504)        (1,752,197)
                                                             -----------        -----------

             Property, plant and equipment, net               9,457,316          9,545,608

           Other assets                                         294,840            889,237
                                                            -----------        -----------

             Total assets                                    $9,752,156        $10,434,845
                                                              =========         ==========

         Liabilities and partners' equity:
           Mortgage note payable                             $6,885,673         $6,994,549
           Other liabilities                                    202,487            125,170
                                                             ----------         ----------
             Total liabilities                                7,088,160          7,119,719

           Partners' equity                                   2,663,996          3,315,126
                                                              ---------          ---------

             Total liabilities and partners' equity          $9,752,156        $10,434,845
                                                              =========         ==========













The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

         Income:                                            1996              1995             1994
                                                            ----              ----             ----
           Rental income                                $1,341,037        $1,520,905       $1,486,525
           Other income                                     50,811           103,410           88,580
                                                      ------------       -----------     ------------
                                                         1,391,848         1,624,315        1,575,105
         Expenses and other deductions:
           General and administrative                        6,223            10,200           10,052
           Operations                                      665,878           561,516          521,969
           Depreciation and amortization                   266,730           375,234          371,172
           Interest                                        633,360           642,857          651,528
                                                      ------------        ----------      -----------
                                                         1,572,191         1,589,807        1,554,721
                                                       -----------         ---------        ---------
         Net income (loss)                          ($     180,343)     $     34,508      $    20,384

                                                      =============      ===========       ==========

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1996 and 1994 which consisted of the following:
                         1996         1995
                   ----------   ----------

Cheyenne Creek .   $3,158,647   $3,189,972
Mariposa .......    2,851,944    2,881,413
Canyon View East    3,880,196    3,920,289
                   ----------   ----------

                   $9,890,787   $9,991,674
                   ==========   ==========

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, interest only at the rate of 9% ($24,390) is payable monthly during the first three years of the loan term. Commencing September 15, 1993 monthly payments of $29,076 including principal and interest, at the rate 10%, were payable. The balance of the note is payable on September 15, 1997.

On September 13 and 14, 1990, the Canyon View East and Mariposa Joint Ventures refinanced their respective $4,000,000 and $2,940,000 original permanent loans. Under the terms of the new $4,000,000 and $2,940,000 notes, interest only at the rate of 9% ($30,000 and $22,050) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of principal and interest, at the rate 9.75%, or $35,047 and $25,759, respectively were payable. The balances of the notes are payable on September 15, 1997.

As these mortgage notes payable are due in fiscal 1997, the Partnership will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties on a long term basis. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1996. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings.

Interest included in Accrued expenses on the Balance Sheets of the Consolidated Financial Statements at December 31, 1996 and 1995 consisted of the following:

                      1996      1995
                   -------   -------
Cheyenne Creek .   $13,161   $13,292
Mariposa .......    11,586    11,706
Canyon View East    15,763    15,926
                   -------   -------

                   $40,510   $40,924
                   =======   =======

The aggregate principal amounts of long term borrowings due during the calendar year 1997 is $9,890,787.

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1996 and 1995 approximates the fair value of such notes.

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

9.  Related Party Transactions:

Due to  affiliates  at  December  31,  1996 and 1995  consisted  of $17,430  and
$11,678,   respectively,   relating  to  reimbursable  costs  due  to  L'Auberge
Communities, Inc., formerly Berry and Boyle Inc.

In 1996, 1995 and 1994, general and administrative expenses included $83,195, $87,138, and $70,793, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

During the years ended December 31, 1996, 1995 and 1994, property management fees of $14,590, $38,308, and $36,576, respectively were paid or accrued to Evans Withycombe, Inc. These fees were 5% of rental revenue.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended December 31, 1996, 1995 and 1994, property management fees of $81,243, $94,973, and $94,060, respectively, had been paid to Residential Services - L'Auberge. These fees were 4% of rental revenue in 1996, and 5% of rental revenue in 1995 and 1994.