Form 10-Q
period 1997-03-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-05-14
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                 (719) 576-5122

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------



                                                                                 March 31,
                                                                                 1997         December 31,
                                                                             (Unaudited)          1996
Property, at cost
  Land                                                                          $5,150,693        $5,150,693
  Buildings and improvements                                                    15,989,689        15,989,689
  Equipment, furnishings and fixtures                                            2,362,377         2,311,300
                                                                            ---------------  ----------------

                                                                                23,502,759        23,451,682
  Less accumulated depreciation                                                (4,919,677)       (4,807,665)
                                                                            ---------------  ----------------

                                                                                18,583,082        18,644,017

Cash and cash equivalents                                                          317,825           318,746
Deposits and prepaid expenses                                                        4,166             2,512
Accounts receivable                                                                  6,413               350
Investment in partnership                                                        1,204,143         1,210,686
Deferred expenses, net of accumulated
  amortization of $518,574 and $513,417                                              8,598            13,755

                                                                            ---------------  ----------------
         Total assets                                                          $20,124,227       $20,190,066
                                                                            ===============  ================


                                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                          $9,863,984        $9,890,787
Accounts payable                                                                   100,144           101,716
Accrued expenses                                                                   173,170           176,354
Due to affiliates (Note 8)                                                          46,873            17,430
Rents received in advance                                                            1,201             2,607
Tenant security deposits                                                            58,136            60,385
Minority Interest                                                                  731,239           738,457
                                                                            ---------------  ----------------

         Total liabilities                                                      10,974,747        10,987,736

Partners' equity                                                                 9,149,480         9,202,330
                                                                            ---------------  ----------------

        Total liabilities and partners' equity                                 $20,124,227       $20,190,066
                                                                            ===============  ================








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------

                                                                         Three Months Ended
                                                                             March 31,
                                                               1997              1996
                                                               ----              ----
Revenue:
   Rental income                                                $652,246        $2,668,640
   Interest income                                                 3,395            37,702
                                                          ---------------   ---------------

                                                                 655,641         2,706,342

Operating Expenses                                               298,079         1,179,018
Interest                                                         242,844           986,730
Depreciation and amortization                                    117,171           445,597
General and administrative                                        45,540           208,070
Equity in (income) loss from partnership                           6,543          (13,892)
                                                          ---------------   ---------------
                                                                 710,177         2,805,523
                                                          ---------------   ---------------

Net loss before minority interest                               (54,536)          (99,181)
Minority interests' equity in
  subsidiary (income) loss                                         1,686           (5,885)
                                                          ---------------   ---------------

Net loss                                                       ($52,850)        ($105,066)
                                                          ===============   ===============

Net loss allocated to:
  General Partners                                                ($528)          ($1,051)

  Per unit net loss allocated to Investor Limited Partner interest:
       36,963 units issued                                       ($1.42)           ($2.81)








                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                (Unaudited)
                                               -------------

                                                                               Investor           Total
                                                             General           Limited          Partners'
                                                             Partners          Partners          Equity

Balance at December 31, 1995                                    (78,052)         9,990,032         9,911,980

Cash distributions                                               (2,829)         (138,612)         (141,441)

Net loss                                                         (5,682)         (562,527)         (568,209)
                                                          ---------------   ---------------  ----------------

Balance at December 31, 1996                                    (86,563)         9,288,893         9,202,330

Cash distributions                                              -                 -                 -

Net loss                                                           (528)          (52,322)          (52,850)
                                                          ---------------   ---------------  ----------------

Balance at March 31, 1997                                      ($87,091)        $9,236,571        $9,149,480
                                                          ===============   ===============  ================







                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  -------------

                                                                         Three Months Ended
                                                                             March 31,

                                                               1997              1996
                                                               ----              ----
Cash flows from operating activities:
  Interest received                                               $3,395            $7,605
  Cash received from rental income                               648,591           639,609
  General and administrative expenses                           (35,917)          (76,707)
  Operating expense                                            (290,733)         (296,626)
  Interest paid                                                (242,844)         (245,343)
                                                          ---------------   ---------------

Net cash provided by operating activities                         82,492            28,538

Cash flows from investing activities:
  Purchase of fixed assets                                      (51,078)          (20,482)
  Purchases of short-term investments                                  -          (74,151)
  Proceeds from maturities of short-term investments                   -           197,314
  Distributions received from partnership                              -            32,856
                                                          ---------------   ---------------

Net cash provided by investing activities                       (51,078)           135,537

Cash flows from financing activities:
  Distributions to partners                                            -          (46,204)
  Principal payments on mortgage notes payable                  (26,803)          (24,303)
  Distributions paid to the minority interest                    (5,532)                 -

Net cash used by financing activities                           (32,335)          (70,507)
                                                          ---------------   ---------------

Net increase (decrease) in cash and cash equivalents               (921)            93,568

Cash and cash equivalents at beginning of year                   318,746           432,596
                                                          ---------------   ---------------

Cash and cash equivalents at end of year                        $317,825          $526,164
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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  -------------


Reconciliation of net loss to net cash provided by operating activities:

                                                                         Three Months Ended
                                                                             March 31,

                                                                    1997
                                                                                 1996
Net loss                                                       ($52,850)         ($40,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                    117,171           107,339
Equity in (income) loss from partnership                           6,543          (10,073)
Minority interests' equity in subsidiary income (loss)           (1,686)           (1,626)
Change in assets and liabilities net of effects of
 investing  and  financing activities:
    Decrease (increase) in accounts and interest                 (6,063)             4,952
receivable
    Increase in prepaid expenses                                 (1,654)
                                                                                         -
    Decrease in accounts payable and accrued expenses            (4,757)          (14,460)
    (Decrease) increase in due to affiliates                      29,443          (16,469)
    (Decrease) increase in rents received in advance             (1,406)
    Decrease in tenant security deposits                         (2,249)           (1,125)
                                                          ---------------   ---------------

 Net cash provided by operating activities                       $82,492           $28,538
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

On February 13, 1987, the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987, at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988, when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,866 investors at March 31, 1997.

The accompanying consolidated financial statements present the activity of the Partnership for the three months ended March 31, 1997 and 1996.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:


                Buildings and improvements                  39-40 years
                Equipment, furnishings and fixtures           5-15 years

         E.  Deferred Expenses

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership will evaluate the possible impairment of long-lived assets whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
                                                     --------           --------
Cash on hand .............................           $209,235           $107,660
Certificate of deposit ...................            108,590            211,086
                                                     --------           --------

                                                     $317,825           $526,162
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

In accordance with the terms of the purchase agreement joint venture agreement, through March 31, 1997, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture joint venture which was used to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.


JANUARY 1, 1996, THROUGH JULY 2, 1996

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

JULY 3, 1996, THROUGH MARCH 31, 1997

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

For the three months ended March 31, 1997 and 1996, L'Auberge Cheyenne Creek had a net loss of $7,459 and $7,191, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1997, the Partnership has contributed $3,238,572 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

MAY 14, 1996, THROUGH MARCH 31, 1997

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

For the three months ended March 31, 1997 and 1996, the Mariposa had net income of $8,468 and $37,642, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,202 to the Canyon View East Joint Venture through March 31, 1997, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the three months ended March 31, 1997 and 1996, the Canyon View East Joint Venture had a net loss of $4,391 and $14,287, respectively.

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


6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at March 31, 1997 and 1996, which consisted of the following:
                                                       1997                 1996
                                                 ----------           ----------

Cheyenne Creek .......................           $3,150,316           $3,182,431
Mariposa .............................            2,844,119            2,874,312
Canyon View East .....................            3,869,549            3,910,628
                                                 ----------           ----------

                                                 $9,863,984           $9,991,674
                                                 ==========           ==========

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, interest only at the rate of 9% ($24,390) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of $29,076 including principal and interest, at the rate 10%, were payable. The balance of the note is payable on September 15, 1997.

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

Accrued interest at March 31, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
                                                      -------            -------
Cheyenne Creek ...........................            $13,161            $13,161
Mariposa .................................             11,586             11,586
Canyon View East .........................             15,763             15,763
                                                      -------            -------

                                                      $40,510            $40,510
                                                      =======            =======

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

8.  Related Party Transactions:

Due to affiliates at March 31, 1997 and 1996, consisted of $32,591 and $9,642, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1997 and 1996 general and administrative expenses included $15,067 and $26,455, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

Residential Services - L'Auberge, (formerly Berry and Boyle Residential Services), the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the three months ended March 31, 1997 and 1996, property management fees of $25,522 and $21,691, respectively, had been paid to Residential Services - L'Auberge. These fees were 4% of rental revenue in 1997.

During the three months ended March 31, 1996, property management fees of $9,906 were paid or accrued to Evans Withycombe, Inc. These fees were 5% of rental revenue.

9. Subsequent Event:

On May 6, 1997, the Partnership entered into a Purchase and Sales Agreement ( the "Agreement") to sell Mariposa in Scottsdale, Arizona, to an unaffiliated purchaser. The purchase price for Mariposa is approximately $5,183,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. Under the terms of the Agreement, it is anticipated that the closing would occur within approximately 3 to 5 months after the date of the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 have been used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of March 31, 1997, $666,512 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves was $921. The decrease resulted primarily from cash used for operations of $82,492, offset by $51,078 of fixed asset purchases, principal payments on mortgage notes payable of $26,803 and distributions to the minority interest of $5,532.

Property Status

Cheyenne Creek

As of March 31, 1997, the property was 84% occupied, compared to 94% approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
----------------------------------------------             ----             ----
One bedroom den ..............................             $810             $775
Two bedroom two bath .........................              925              875

Mariposa

The  property  was  90%  occupied  as  of  March  31,  1997,   compared  to  98%
approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ..............................           1997             1996
------------------------------------------------           ----           ------
One bedroom one bath ...........................           $730           $  705
Two bedroom two bath ...........................            870              845
Two bedroom two bath den .......................           1040            1,045

Canyon View East

The  property  was  95%  occupied  as  of  March  31,  1997,   compared  to  85%
approximately one year ago. At March 31, 1997 and 1996, the market rents for the various unit types were as follows:

                          Unit Type ......................       1997       1996
----------------------------------------------------------       ----       ----
                  Two bedroom two bath ...................       $865       $865
                  Two bedroom two bath w/den .............        980        980
                  Three bedroom two bath .................        980        980


Casabella

As  of  March  31,  1997,  the  property  was  92%  occupied,  compared  to  96%
approximately one year ago. At March 31, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  805
Two bedroom two bath .........................              940              930
Two bedroom two bath w/den ...................            1,180            1,136

Results of Operations

The Partnership's operating results for the three months ended March 31, 1997, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                             Cheyenne                     Canyon        Partnership     Consolidated
                                               Creek       Mariposa     View East             Level           Totals
   Revenue                                     $230,994      $196,812      $225,220          $2,615         $655,641

   Expenses:
     General and administrative                  -             -            -                45,540           45,540
     Operations                                 115,371        89,265        93,443        -                 298,079
     Depreciation and amortization               45,871        29,626        41,674        -                 117,171
     Interest                                    78,897        69,453        94,494        -                 242,844
     Equity in (income) loss from                -             -            -                 6,543            6,543
   partnership
                                            ------------  ------------ -------------
                                                                                     --------------- ----------------
                                                240,139       188,344       229,611          52,083          710,177
                                            ------------  ------------ ------------- --------------- ----------------

   Net income (loss) before minority            (9,145)         8,468       (4,391)        (49,468)         (54,536)
   interest

   Minority Interests' share of net loss          1,686        -            -              -                   1,686
                                            ------------  ------------ ------------- --------------- ----------------

   Net income (loss)                           ($7,459)        $8,468      ($4,391)       ($49,468)        ($52,850)
                                            ============  ============ ============= =============== ================

The Partnership's operating results for the three months ended March 31, 1996, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                          Cheyenne                     Canyon       Partnership      Consolidated
                                            Creek       Mariposa      View East        Level            Totals
   Revenue                                   219,998       201,646        219,885           4,808          $646,337

   Expenses:
     General and administrative                  345  -                        10          68,795            69,150
     Operations                              107,469        67,016         99,469           2,250           276,204
     Depreciation and amortization            41,314        26,811         39,214                           107,339
     Interest                                 79,687        70,177         95,479                           245,343
                                              -            -              -              (10,073)          (10,073)
                                         ------------ ------------- --------------
                                                                                   ---------------  ----------------
                                             228,815       164,004        234,172          60,972           687,963
                                         ------------ ------------- -------------- ---------------  ----------------
   Net income (loss) before
        minority interest                    (8,817)        37,642       (14,287)        (56,164)          (41,626)

   Minority Interests' share of net loss       1,626       -              -              -                    1,626
                                         ------------ ------------- -------------- ---------------  ----------------

   Net income (loss)                        ($7,191)       $37,642      ($14,287)       ($56,164)         ($40,000)
                                         ============ ============= ============== ===============  ================

Comparison of Operating Results for the Three Months Ended March 31, 1997 and 1996:

Operating expenses increased by $21,875 or 8% primarily due to one-time costs of preparing the properties for disposition, including an increase in advertising and promotion expense. General and administrative expenses decreased by $23,610 due to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

Thus far in 1997, the Partnership has not made cash distributions to its Partners.

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


                         DEVELOPMENT PARTNERS II
                             (A Massachusetts Limited Partnership)
                                                      (Registrant)


                        BY:  GP L'AUBERGE MANAGEMENT, L.P.
                                       A General Partner


                          BY: L'AUBERGE COMMUNITIES INC.
                                     A General Partner


                            BY:     (s) Stephen B Boyle
                                        Stephen B. Boyle, President

Date:March 13, 1997