Form 10-Q/A
period 1997-03-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-06-17
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

     EXPLANATORY NOTE: This Amendment is being filed to correct an oversight on the Consolidated Statements of Operations. The financial information for the year ended December 31, 1996 was erroneously included instead of the finanical information for the three months ended March 31, 1996.








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
                                                                            ===============  ================








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                  -------------

                                                                  Three Months Ended
                                                                      March 31,
                                                               1997              1996
                                                               ----              ----
Revenue:
   Rental income                                                $652,246          $640,734
   Interest income                                                 3,395             5,603
                                                          ---------------   ---------------

                                                                 655,641           646,337

Operating Expenses                                               298,079           276,204
Interest                                                         242,844           245,343
Depreciation and amortization                                    117,171           107,339
General and administrative                                        45,540            69,150
Equity in (income) loss from partnership                           6,543           (10,073)
                                                          ---------------   ---------------
                                                                 710,177           687,963
                                                          ---------------   ---------------

Net loss before minority interest                               (54,536)           (41,626)
Minority interests' equity in
  subsidiary (income) loss                                         1,686             1,626
                                                          ---------------   ---------------

Net loss                                                       ($52,850)          ($40,000)
                                                          ===============   ===============

Net loss allocated to:
  General Partners                                                ($528)             ($400)

  Per unit net loss allocated to
   Investor Limited Partner interest:
       36,963 units issued                                       ($1.42)            ($1.07)








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

Date:June 17, 1997