Form 10-Q
period 1997-06-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-08-13
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------

                     ASSETS                                            June 30,
                                                                         1997          December 31,
                                                                      (Unaudited)          1996
Property, at cost
  Land                                                                   $5,150,693        $5,150,693
  Buildings and improvements                                             15,990,147        15,989,689
  Equipment, furnishings and fixtures                                     2,391,387         2,311,300
                                                                    ----------------  ----------------

                                                                         23,532,227        23,451,682
  Less accumulated depreciation                                         (5,031,686)       (4,807,665)
                                                                    ----------------  ----------------

                                                                         18,500,541        18,644,017

Cash and cash equivalents                                                   162,211           318,746
Deposits and prepaid expenses                                                 2,926             2,512
Accounts receivable                                                             350               350
Investment in partnership                                                 1,197,469         1,210,686
Deferred expenses, net of accumulated
  amortization of $523,733 and $513,417                                       3,439            13,755

                                                                    ----------------  ----------------
         Total assets                                                   $19,866,936       $20,190,066
                                                                    ================  ================


        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $9,836,516        $9,890,787
Accounts payable                                                             48,574           101,716
Accrued expenses                                                            132,894           176,354
Due to affiliates (Note 8)                                                    1,723            17,430
Rents received in advance                                                     -                 2,607
Tenant security deposits                                                     57,562            60,385
Minority Interest                                                           727,721           738,457
                                                                    ----------------  ----------------
         Total liabilities                                               10,804,990        10,987,736

General Partner's equity                                                   (87,967)          (86,563)
Limited Partner's equity                                                  9,149,913         9,288,893
                                                                    ----------------  ----------------

        Total liabilities and partners' equity                          $19,866,936       $20,190,066
                                                                    ================  ================





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                    ---------------


                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                            June 30,
                                                      1997               1996              1997              1996
                                                      ----               ----              ----              ----
 Revenue:
   Rental income                                         620,303           $632,732        $1,272,549        $1,273,466
   Interest income                                         2,571              5,025             5,966            10,628
                                                 ----------------   ----------------  ----------------  ----------------

                                                         622,874            637,757         1,278,515         1,284,094

Operating Expenses                                       291,596            297,139           589,674           573,344
Interest                                                 242,180            244,741           485,024           490,084
Depreciation and amortization                            117,167            115,931           234,338           223,270
General and administrative                                56,312            136,678           101,852           205,828
Equity in (income) loss from partnership                   6,673           (12,825)            13,216          (22,898)
                                                 ----------------   ----------------  ----------------  ----------------
                                                         713,928            781,664         1,424,104         1,469,628
                                                 ----------------   ----------------  ----------------  ----------------

Net loss before minority interest                       (91,054)          (143,907)         (145,589)         (185,534)
Minority interests' equity in
   subsidiary (income) loss                                3,518            (1,158)             5,205               468
                                                 ----------------   ----------------  ----------------  ----------------

Net loss                                               ($87,536)         ($145,065)        ($140,384)        ($185,066)
                                                 ================   ================  ================  ================

Net loss allocated to:
  General Partners                                        ($875)           ($1,451)          ($1,451)          ($1,851)

  Per unit net loss allocated to Investor
Limited
    Partner interest:
       36,963 units issued                               ($2.34)            ($3.89)           ($3.89)           ($4.96)








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                    ---------------


                                                                       Investor            Total
                                                     General            Limited          Partners'
                                                    Partners           Partners           Equity

Balance at December 31, 1995                            (78,052)          9,990,032         9,911,980

Cash distributions                                       (2,829)          (138,612)         (141,441)

Net loss                                                 (5,682)          (562,527)         (568,209)
                                                 ----------------   ----------------  ----------------

Balance at December 31, 1996                            (86,563)          9,288,893         9,202,330

Cash distributions                                      -                  -                 -

Net loss                                                 (1,404)          (138,980)         (140,384)
                                                 ----------------   ----------------  ----------------

Balance at June 30, 1997                               ($87,967)         $9,149,913        $9,061,946
                                                 ================   ================  ================







                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    ---------------


                                                                           Six Months Ended
                                                                               June 30,

                                                                         1997              1996
                                                                         ----              ----
Cash flows from operating activities:
  Interest received                                                          $5,966            $9,973
  Cash received from rental income                                        1,267,119         1,274,687
  General and administrative expenses                                     (143,226)         (233,649)
  Operating expense                                                       (661,023)         (643,500)
  Interest paid                                                           (485,024)         (490,084)

                                                                    ----------------  ----------------

Net cash provided by operating activities                                  (16,188)          (82,573)

Cash flows from investing activities:
  Purchase of fixed assets                                                 (80,545)          (93,689)
  Proceeds from maturities of short-term                                          -           123,225
investments
  Distributions received from partnership                                         -            63,496
                                                                    ----------------  ----------------

Net cash provided by investing activities                                  (80,545)            93,032

Cash flows from financing activities:
  Distributions to partners                                                                  (92,408)
  Principal payments on mortgage notes payable                             (54,270)          (49,210)
  Distributions paid to the minority interest                               (5,532)           (7,376)
  Contributions from the minority interest                                        -             6,113
  Cash paid for deposits                                                          -           (2,060)
                                                                    ----------------  ----------------

Net cash used by financing activities                                      (59,802)         (144,941)
                                                                    ----------------  ----------------

Net increase (decrease) in cash and cash                                  (156,535)         (134,482)
equivalents

Cash and cash equivalents at beginning of year                              318,746           432,596
                                                                    ----------------  ----------------

Cash and cash equivalents at end of year                                   $162,211          $298,114
                                                                    ================  ================





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    ---------------




Reconciliation of net loss to net cash provided by operating activities:

                                                                                Six Months Ended
                                                                                    June 30,

                                                                              1997               1996
                                                                              ----               ----
Net loss                                                                 ($140,384)        ($185,066)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                               234,338           223,270
Equity in (income) loss from partnership                                     13,216          (22,898)
Minority interests' equity in subsidiary income                             (5,205)             (468)
(loss)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease in accounts and interest receivable                              1,730             2,295
    Increase in prepaid expenses                                              (414)          (16,628)
    Decrease in accounts payable and accrued expenses                      (98,332)          (74,495)
    Decrease in due to affiliates                                          (15,707)           (9,804)
    (Decrease) increase in rents received in                                (2,607)               106
advance
    (Decrease) increase in tenant security                                  (2,823)             1,115
deposits
                                                                    ----------------  ----------------

                                                                          ($16,188)         ($82,573)

                                                                    ================  ================

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

On February 13, 1987, the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987, at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988, when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,866 investors at June 30, 1997.

The accompanying consolidated financial statements present the activity of the Partnership for the six months ended June 30, 1997 and 1996.

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended June 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of the following:

                                                       1997              1996
                                                     --------           --------
Cash on hand .............................           $162,211           $107,660
Certificate of deposit ...................            211,086
                                                     --------           --------

                                                     $162,211           $318,746
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

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado, and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership controls and owns a majority interest in the Pines on Cheyenne Creek Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture have been consolidated into the Partnership. The Affiliated Partnership owns an 18% interest in the Pines on Cheyenne Creek. The Partnership and the Affiliated Partnership have been designated the co-managing joint venture partners of the Pines on Cheyenne Creek Joint Venture and will have control over all decisions affecting the joint venture and the property.

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Cheyenne Creek.

In accordance with the terms of the purchase agreement, through June 30, 1997, the Partnership has contributed $4,720,041 to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs.

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

JULY 3, 1996, THROUGH JUNE 30, 1997

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $8,600 and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Cheyenne Creek Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures), which resulted in the dissolution of the L'Auberge Cheyenne Creek Joint Venture. Highland may still share in the cash flow distributions or proceeds from sale if certain performance levels are met.

For the six months ended June 30, 1997 and 1996, L'Auberge Cheyenne Creek had a net loss of $28,226 and $2,538, respectively.

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owns and operates an 84-unit residential property located in Scottsdale, Arizona, known as Mariposa. Since the Partnership controls and owns a majority interest in the Mariposa Joint Venture, the accounts and operations of the Mariposa Joint Venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Mariposa Joint Venture and will have control over all decisions affecting the Mariposa Joint Venture and the property. The
Mariposa joint venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owns 100% of the underlying assets as of December 31, 1996.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI developed the property known as Mariposa.

In accordance with the terms of the purchase agreement, through June 30, 1997, the Partnership has contributed $3,238,572: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.



JANUARY 1, 1996, THROUGH MAY 13, 1996

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

MAY 14, 1996, THROUGH JUNE 30, 1997

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

For the six months ended June 30, 1997 and 1996, the Mariposa had net income of $1,796 and $33,747, respectively.

Canyon View East

On March 8, 1989, the Partnership acquired an interest in the Canyon View East Joint Venture which owns and operates a 96-unit residential property located in Tucson, Arizona known as Canyon View East. Since the Partnership controls and owns a majority interest in the Canyon View East Joint Venture, the accounts and operations of the joint venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Canyon View East Joint Venture and will have control over all decisions affecting the Canyon View East Joint Venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,202 to the Canyon View East Joint Venture through June 30, 1997, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the six months ended June 30, 1997 and 1996, the Canyon View East Joint Venture had a net loss of $8,677 and $40,589, respectively.

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

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan. The maturity of the note will be extended from July 15, 1997, to July 15, 1998, for an extension fee of $2,500 plus 1/4 of 1% of the loan balance as of the date of closing.

The co-venturer partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.


6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at June 30, 1997, and December 31, 1996, which consisted of the following:

                                                     1997                 1996
                                                 ----------           ----------

Cheyenne Creek .......................           $3,141,774           $3,158,647
Mariposa .............................            2,836,101            2,851,944
Canyon View East .....................            3,858,641            3,880,196
                                                 ----------           ----------

                                                 $9,836,516           $9,890,787
                                                 ==========           ==========

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, interest only at the rate of 9% ($24,390) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of $29,076 including principal and interest, at the rate 10%, were payable. The maturity of the note has been extended from September 15, 1997, to September 15, 1998, with the same terms and interest rate.

On September 13 and 14, 1990, the Canyon View East and Mariposa Joint Ventures refinanced their respective $4,000,000 and $2,940,000 original permanent loans. Under the terms of the new $4,000,000 and $2,940,000 notes, interest only at the rate of 9% ($30,000 and $22,050) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of principal and interest, at the rate 9.75%, or $35,047 and $25,759, respectively were payable. The lender has agreed to extend the loan's maturity date from September 15, 1997, to September 15, 1998, with the same terms and interest rate.

Accrued interest at June 30, 1997, and December 31, 1996, consisted of the following:

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


8.  Related Party Transactions:

Due to affiliates at June 30, 1997 and 1996, consisted of $1,723 and $17,430, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc., formerly Berry and Boyle Inc.

In 1997 and 1996 general and administrative expenses included $27,890 and $45,571, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

Residential Services - L'Auberge, (formerly Berry and Boyle Residential Services), the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the six months ended June 30, 1997 and 1996, property management fees of $49,981 and $42,465, respectively, had been paid to Residential Services - L'Auberge. These fees were 4% of rental revenue in 1997.

During the six months ended June 30, 1996, property management fees of $20,342 were paid or accrued to Evans Withycombe, Inc. These fees were 5% of rental revenue.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 have been used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of June 30, 1997, $666,512 cumulatively was contributed to the joint ventures for this purpose.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net decrease in working capital reserves was $156,535. The decrease resulted primarily from cash used for operations of $16,188, $80,545 of fixed asset purchases, principal payments on mortgage notes payable of $54,270 and distributions to the minority interest of $5,532.

Property Status

Canyon View East

The property was 95% occupied as of June 30, 1997, compared to 83% approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ................................           1997           1996
--------------------------------------------------           ----           ----
Two bedroom two bath .............................           $865           $865
Two bedroom two bath w/den .......................            980            980
Three bedroom two bath ...........................            980            980

Mariposa

The property was 82% occupied as of June 30, 1997, compared to 87% approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
----------------------------------------------           ------           ------
One bedroom one bath .........................           $  730           $  730
Two bedroom two bath .........................              870              870
Two bedroom two bath den .....................            1,065            1,040

Cheyenne Creek

As  of  June  30,  1997,  the  property  was  76%  occupied,   compared  to  93%
approximately one year ago. At June 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
----------------------------------------------             ----             ----
One bedroom den ..............................             $820             $820
Two bedroom two bath .........................              935              935

Casabella

As  of  June  30,  1997,  the  property  was  86%  occupied,   compared  to  73%
approximately one year ago. At June 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  820           $  820
Two bedroom two bath .........................              940              940
Two bedroom two bath w/den ...................            1,160            1,160

Results of Operations

The Partnership's operating results for the three months ended June 30, 1997, consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                                Cheyenne                       Canyon        Partnership     Consolidated
                                                 Creek         Mariposa       View East            Level           Totals
   Revenue                                        $210,397        $184,878       $225,629         $1,970         $622,874

   Expenses:
     General and administrative                    -               -              -               56,312           56,312
     Operations                                    104,920          93,993         92,683                         291,596
     Depreciation and amortization                  45,870          29,625         41,672        -                117,167
     Interest                                       78,687          69,261         94,232        -                242,180
     Equity in (income) loss from                  -               -              -                6,673            6,673
   partnership
                                              -------------  -------------- --------------
                                                                                           -------------- ----------------
                                                   229,477         192,879        228,587         62,985          713,928
                                              -------------  -------------- -------------- -------------- ----------------
   Net income (loss) before minority              (19,080)         (8,001)        (2,958)       (61,015)         (91,054)
   interest
   Minority Interests' share of net loss             3,518         -              -              -                  3,518
                                              -------------  -------------- -------------- -------------- ----------------

   Net income (loss)                             ($15,562)        ($8,001)       ($2,958)      ($61,015)        ($87,536)
                                              =============  ============== ============== ============== ================




The Partnership's operating results for the three months ended June 30, 1996, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                              Cheyenne                      Canyon       Partnership       Consolidated
                                                Creek       Mariposa      View East            Level             Totals
   Revenue                                      $246,778      $179,094        $207,655        $4,230           $637,757

   Expenses:
     General and administrative                   -                383        -              136,295            136,678
     Operations                                  116,536        81,725          98,128           750            297,139
     Depreciation and amortization                44,467        30,878          40,586        -                 115,931
     Interest                                     79,496        70,003          95,242        -                 244,741
     Equity in (income) loss from                 -             -             -             (12,825)           (12,825)
   partnership
                                             ------------  ------------ ---------------
                                                                                         ------------ ------------------
                                                 240,499       182,989         233,956       124,220            781,664
                                             ------------  ------------ ---------------  ------------ ------------------
   Net income (loss) before minority              $6,279      ($3,895)       ($26,301)    ($119,990)         ($143,907)
   interest
   Minority Interests' share of net loss         (1,158)        -             -               -                 (1,158)
                                             ------------  ------------ ---------------  ------------ ------------------

   Net income (loss)                              $5,121      ($3,895)       ($26,301)    ($119,990)         ($145,065)
                                             ============  ============ ===============  ============ ==================

The Partnership's operating results for the six months ended June 30, 1997, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                               Cheyenne                     Canyon       Partnership       Consolidated
                                                Creek       Mariposa      View East            Level             Totals
   Revenue                                      $441,391      $381,690        $450,849        $4,585         $1,278,515

   Expenses:
     General and administrative                   -             -             -              101,852            101,852
     Operations                                  220,291       181,929         187,454                          589,674
     Depreciation and amortization                91,741        59,251          83,346       -                  234,338
     Interest                                    157,584       138,714         188,726       -                  485,024
     Equity in (income) loss from                 -             -             -               13,216             13,216
   partnership
                                              -----------  ------------ ---------------
                                                                                        -------------  -----------------
                                                 469,616       379,894         459,526       115,068          1,424,104
                                              -----------  ------------ --------------- -------------  -----------------
   Net income (loss) before minority            (28,225)         1,796         (8,677)     (110,483)          (145,589)
   interest

   Minority Interests' share of net loss           5,205        -             -              -                    5,205
                                              -----------  ------------ --------------- -------------  -----------------

   Net income (loss)                           ($23,020)        $1,796        ($8,677)    ($110,483)         ($140,384)
                                              ===========  ============ =============== =============  =================




The Partnership's operating results for the six months ended June 30, 1996, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                               Cheyenne                    Canyon       Partnership        Consolidated
                                                Creek       Mariposa      View East           Level              Totals
   Revenue                                      $466,776      $380,740       $427,540        $9,038          $1,284,094

   Expenses:
     General and administrative                      345           383             10       205,090             205,828
     Operations                                  224,005       148,741        197,598         3,000             573,344
     Depreciation and amortization                85,781        57,689         79,800       -                   223,270
     Interest                                    159,183       140,180        190,721       -                   490,084
     Equity in (income) loss from partnership     -             -             -            (22,898)            (22,898)
                                              -----------  ------------ --------------
                                                                                       ------------- -------------------
                                                 469,314       346,993        468,129       185,192           1,469,628
                                              -----------  ------------ -------------- ------------- -------------------
   Net income (loss) before minority interest   ($2,538)       $33,747      ($40,589)    ($176,154)          ($185,534)

   Minority Interests' share of net loss             468        -             -             -                       468
                                              -----------  ------------ -------------- ------------- -------------------

   Net income (loss)                            ($2,070)       $33,747      ($40,589)    ($176,154)          ($185,066)
                                              ===========  ============ ============== ============= ===================

Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996:

Total revenue remained stable, decreasing by less than 1% or $5,579. Operating expenses increased by $16,330 or 3% primarily due to one-time costs of preparing the properties for disposition, including an increase in advertising and promotion expense. General and administrative expenses decreased by $103,976 primarily due to the 1996 termination fee of $70,715. The additional reduction of $33,261 was due to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

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


                                     DEVELOPMENT PARTNERS II
                                      (A Massachusetts Limited Partnership)
                                          (Registrant)

                                    BY:  GP L'AUBERGE MANAGEMENT, L.P.
                                         A General Partner

                                         BY:  L'AUBERGE COMMUNITIES INC.
                                              A General Partner

                                            BY:  (s) Stephen B Boyle
                                                Stephen B. Boyle, President
August 15, 1997