Form 10-K/A
period 1996-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-10-08
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                      FORM 10-K/A-No.1

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

Documents incorporated by reference:  None

The Exhibit Index is located on page __

     EXPLANATORY NOTE: This Amendment is being filed to include a signed Report of Independent Accountants.




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


COOPERS & LYBRAND L.L.P.
Denver, Colorado
February 28, 1997