Form 10-K/A
period 1996-12-31
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-10-20
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                        FORM 10-K/A-No.2

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

                              Date: October 20, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Signature Title Date



      ___/s/ Stephen B. Boyle _____ Director, President         October 20, 1997

                      STEPHEN B. BOYLE Principal Executive
                            Officer of L'Auberge Communities, Inc.



     ___/s/ Earl C. Robertson ______ Executive Vice President   October 20, 1997

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