Form 10-Q
period 1997-09-30
BERRY & BOYLE DEVELOPMENT PARTNERS II
filed 1997-11-13
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                            Massachusetts 04-2946004
-------------------------------------------------------------------------------
                     (State or other jurisdiction of (I.R.S.
                     Employer incorporation or organization)
                               Identification No.)

                  5110 Langdale Way, Colorado Springs, CO 80906
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 576-5122
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS



                      ASSETS                                                    September 30,
                                                                            1997          December 31,
                                                                        (Unaudited)           1996
Property, at cost
  Land                                                                      $3,722,346        $5,150,693
  Buildings and improvements                                                11,998,544        15,989,689
  Equipment, furnishings and fixtures                                        1,842,809         2,311,300
                                                                      -----------------  ----------------

                                                                            17,563,699        23,451,682
  Less accumulated depreciation                                            (3,887,976)       (4,807,665)
                                                                      -----------------  ----------------

                                                                            13,675,723        18,644,017

Cash and cash equivalents                                                    2,258,571           318,746
Deposits and prepaid expenses                                                   15,385             2,512
Accounts receivable                                                             21,808               350
Investment in partnership                                                    1,171,974         1,210,686
Deferred expenses, net of accumulated
  amortization of $527,172 and $513,417                                        -                  13,755
                                                                      -----------------------------------

         Total assets                                                      $17,143,461       $20,190,066
                                                                      =================  ================

         LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                      $6,980,483        $9,890,787
Accounts payable                                                               175,279           101,716
Accrued expenses                                                               144,287           176,354
Due to affiliates (Note 8)                                                       3,171            17,430
Rents received in advance                                                         -                2,607
Tenant security deposits                                                        58,125            60,385
Minority Interest                                                              723,865           738,457
                                                                      -----------------  ----------------

         Total liabilities                                                   8,085,210        10,987,736

General Partner's equity                                                      (88,004)          (86,563)
Limited Partner's equity                                                     9,146,255         9,288,893
                                                                      -----------------  ----------------

        Total liabilities and partners' equity                             $17,143,461       $20,190,066
                                                                      =================  ================








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                           1997                1996              1997               1996
Revenue:
   Rental income                                           616,708            $600,522        $1,889,257         $1,873,988
   Interest income                                           2,869               3,260             8,835             13,888
                                                   ----------------   -----------------  ----------------  -----------------

                                                           619,577             603,782         1,898,092          1,887,876

Operating Expenses                                         357,919             285,304           947,593            858,994
Interest                                                   257,502             244,123           742,526            734,207
Depreciation and amortization                              133,162             113,894           367,500            337,164
General and administrative                                  54,142              71,485           155,994            276,968
Equity in (income) loss from partnership                    25,495              33,768            38,711             10,870
                                                   ----------------   -----------------  ----------------  -----------------
                                                           828,220             748,574         2,252,324          2,218,203
                                                   ----------------   -----------------  ----------------  -----------------

Net loss before minority interest                        (208,643)           (144,792)         (354,232)          (330,327)
Minority interests' equity in
  subsidiary (income) loss                                   3,856             (1,158)             9,060            (4,965)
                                                   ----------------   -----------------  ----------------  -----------------

Net loss from operations                                ($204,787)          ($145,950)        ($345,172)         ($335,292)
                                                   ----------------   -----------------  ----------------  -----------------

Gain from sale of property                                                                       201,093
                                                   ----------------   -----------------  ----------------  -----------------

Net loss                                                ($204,787)          ($145,950)        ($144,079)         ($335,292)
                                                   ================   =================  ================  =================

Net loss allocated to:
  General Partners                                        ($2,048)            ($1,460)          ($1,441)           ($3,353)

  Per unit net loss allocated to Investor Limited Partner interest:
       36,963 units issued                                 ($5.48)             ($3.91)           ($3.86)            ($8.98)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                                                      ---------------


                                                                          Investor            Total
                                                       General            Limited           Partners'
                                                      Partners            Partners           Equity

Balance at December 31, 1995                              (78,052)           9,990,032         9,911,980

Cash distributions                                         (2,829)           (138,612)         (141,441)

Net loss                                                   (5,682)           (562,527)         (568,209)
                                                   ----------------   -----------------  ----------------

Balance at December 31, 1996                              (86,563)           9,288,893         9,202,330

Cash distributions                                        -                  -                  -

Net loss                                                   (1,441)           (142,638)         (144,079)
                                                   ----------------   -----------------  ----------------

Balance at September 30, 1997                            ($88,004)          $9,146,255        $9,058,251
                                                   ================   =================  ================










                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                   September 30,

                                                                               1997              1996
Cash flows from operating activities:
  Interest received                                                             $8,835           $10,900
  Cash received from rental income                                           1,884,390         1,875,613
  General and administrative expenses                                        (184,920)         (293,762)
  Operating expense                                                          (902,506)         (856,486)
  Interest paid                                                              (754,112)         (734,207)

                                                                      -----------------  ----------------

Net cash provided by operating activities                                       51,687             2,058

Cash flows from investing activities:
  Proceeds from sale of property                                             5,023,278             -
  Purchase of fixed assets                                                   (207,635)         (146,377)
  Proceeds from maturities of short-term investments                                 -           (5,450)
  Distributions received from partnership                                            -           120,946
  Deposits with escrow agents                                                 (11,385)             -
  Deferred costs                                                                     -           (1,189)
                                                                      -----------------  ----------------

Net cash provided by investing activities                                    4,804,258          (32,070)

Cash flows from financing activities:
  Distributions to partners                                                                    (138,612)
  Principal payments on mortgage notes payable                             (2,910,303)          (74,732)
  Distributions paid to the minority interest                                  (5,532)          (12,908)
  Contributions from the minority interest                                           -             6,113
  Cash paid for deposits                                                         (285)           (2,060)
                                                                      -----------------  ----------------

Net cash used by financing activities                                      (2,916,120)         (222,199)
                                                                      -----------------  ----------------

Net increase (decrease) in cash and cash equivalents                         1,939,825         (252,211)

Cash and cash equivalents at beginning of year                                 318,746           432,596
                                                                      -----------------  ----------------

Cash and cash equivalents at end of year                                    $2,258,571          $180,385
                                                                      =================  ================





                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      ---------------

Reconciliation of net loss to net cash provided by operating activities:
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               1997               1996

Net loss                                                                    ($144,079)        ($335,292)

Gain from sale of property                                                   (201,093)          -
                                                                      -----------------  ----------------

Net loss from operations                                                     (345,172)         (335,292)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                  367,500           337,164
Equity in (income) loss from partnership                                        38,711            10,870
Minority interests' equity in subsidiary income (loss)                         (9,060)             4,965
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Increase in accounts and interest receivable                              (21,458)              (38)
    Increase in prepaid expenses                                               (1,203)          (17,322)
    Increase in accounts payable and accrued expenses                           41,495             7,775
    Decrease in due to affiliates                                             (14,259)           (7,689)
    Decrease in rents received in advance                                      (2,607)
    (Decrease) increase in tenant security deposits                            (2,260)             1,625
                                                                      -----------------  ----------------

                                                                            ($293,485)        ($333,234)
                                                                      =================  ================

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

On February 13, 1987, the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987, at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988, when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,866 investors at September 30, 1997.

The accompanying consolidated financial statements present the activity of the Partnership for the nine months ended September 30, 1997 and 1996.

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

         H. Long-Lived Assets

         The Partnership's long-lived assets include property and equipment and deferred expenses. The Partnership evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from rental properties is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, and the quarter ended September 30, 1997, permanent impairment conditions did not exist at any of the Partnership's properties.

3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
Cash on hand .............................         $2,258,571         $  107,660
Certificate of deposit ...................            211,086
                                                   ----------         ----------

                                                   $2,258,571         $  318,746

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

In accordance with the terms of the purchase agreement, through September 30, 1997, the Partnership has contributed $4,720,041 to repay a portion of the construction loan from a third party lender, to pay certain costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs.

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

JULY 3, 1996, THROUGH SEPTEMBER 30, 1997

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland"), which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership to Highland totaling $8,600 and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the L'Auberge Cheyenne Creek Joint Venture to the Partnership (while preserving the economic interests of the venturer in these Joint Ventures). Highland may still share in the cash flow distributions or proceeds from sale if certain performance levels are met.

For the nine months ended September 30, 1997 and 1996, L'Auberge Cheyenne Creek had a net loss of $49,134 and a net profit of $26,923, respectively.

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

In accordance with the terms of the purchase agreement, through September 30, 1997, the Partnership has contributed $3,238,572: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

MAY 14, 1996, THROUGH SEPTEMBER 30, 1997

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

On September 30, 1997, Mariposa was sold pursuant to the terms of a Purchase and Sale Agreement and Escrow Instructions, dated as of May 6, 1997 as amended. Mariposa was sold to Mariposa Condominium Ventures Limited Partnership, an Arizona limited partnership unaffiliated with the Partnership. The purchase price for Mariposa was $5,125,000 subject to certain customary adjustments and the repayment of mortgage financing in the amount of $2,862,140 paid at closing utilizing a portion of proceeds from the sale.

For the nine months ended September 30, 1997 and 1996, the Mariposa had net operating loss of $84,577 and net profit of $6,275, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,202 to the Canyon View East Joint Venture through September 30, 1997, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

For the nine months ended September 30, 1997 and 1996, the Canyon View East Joint Venture had a net loss of $31,868 and $84,637, respectively.

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

On June 30, 1992, Casabella Joint Venture refinanced its original $7,320,000 permanent loan using the proceeds of a new first mortgage loan in the amount of $7,300,000. Under the terms of the new note, monthly principal and interest payments of $61,887, based on a fixed interest rate of 9.125%, are required over the term of the loan.
The maturity of the note is July 15, 1998.

The co-venturer partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.


6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at September 30, 1997, and December 31, 1996, which consisted of the following:

                                                       1997                 1996

Cheyenne Creek .......................           $3,133,018           $3,158,647
Mariposa .............................                 --              2,851,944
Canyon View East .....................            3,847,465            3,880,196

                                                 $6,980,483           $9,890,787

On September 14, 1990, the Pines on Cheyenne Creek Joint Venture refinanced its $3,200,000 permanent loan together with deferred interest utilizing the proceeds of a new first mortgage loan in the amount of $3,252,000. Under the terms of the new $3,252,000 note, interest only at the rate of 9% ($24,390) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of $29,076 including principal and interest, at the rate 10%, were payable. The maturity of the note is September 15, 1998.

On September 13 and 14, 1990, the Canyon View East and Mariposa Joint Ventures refinanced their respective $4,000,000 and $2,940,000 original permanent loans. Under the terms of the new $4,000,000 and $2,940,000 notes, interest only at the rate of 9% ($30,000 and $22,050) is payable monthly during the first three years of the loan term. Commencing September 15, 1993, monthly payments of principal and interest, at the rate 9.75%, or $35,047 and $25,759, respectively were payable. The maturity date of the note for Canyon view East is September 15, 1998. On September 30, 1997, the $2,862,140 mortgage financing for Mariposa was repaid in full at closing utilizing a portion of proceeds from the sale of Mariposa.

Accrued interest at September 30, 1997, and December 31, 1996, consisted of the following:

                                                         1997               1996
Cheyenne Creek ...........................            $13,161            $13,161
Mariposa .................................               --               11,586
Canyon View East .........................             15,763             15,763

                                                      $28,924            $40,510

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


8.  Related Party Transactions:

Due to  affiliates  at  September  30,  1997 and 1996,  consisted  of $3,171 and
$17,430,   respectively,   relating  to  reimbursable  costs  due  to  L'Auberge
Communities, Inc., formerly Berry and Boyle Inc.

In 1997 and 1996 general and administrative expenses included $46,096 and $65,599, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Mariposa, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities (formerly Berry and Boyle).

Residential Services - L'Auberge, (formerly Berry and Boyle Residential Services), the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the nine months ended September 30, 1997 and 1996, property management fees of $74,361 and $60,068, respectively, had been paid to Residential Services - L'Auberge. These fees were 4% of rental revenue in 1997. During the nine months ended September 30, 1996, property management fees of $31,737 were paid or accrued to Evans Withycombe, Inc. These fees were 5% of rental revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity; Capital Resources

In connection with its capitalization, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interest in The Pines, Mariposa, Canyon View East and Casabella joint ventures, (ii) to pay acquisition expenses, including acquisition fees to the General Partners,
(iii) pay costs associated with the refinancing of the permanent loans for The Pines, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 have been used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various properties, as determined by the General Partners. As of September 30, 1997, $666,512 cumulatively was contributed to the properties for this purpose.

On September 30, 1997, Mariposa was sold pursuant to the terms of a Purchase and Sale Agreement and Escrow Instructions, dated as of May 6, 1997 as amended. Mariposa was sold to Mariposa Condominium Ventures Limited Partnership, an Arizona limited partnership unaffiliated with the Partnership. The purchase price for Mariposa was $5,125,000 subject to certain customary adjustments and the repayment of mortgage financing in the amount of $2,862,140 paid at closing utilizing a portion of proceeds from the sale.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. Thus far in 1997, the aggregate net increase in working capital reserves was $1,939,825. The increase resulted primarily from cash proceeds from the sale of Mariposa in the amount of $5,023,278 less funds held in escrow in the amount of $11,385; plus cash provided from operations of $51,687, less $207,635 of fixed asset purchases, principal payments on mortgage notes payable of $2,910,303 and distributions to the minority interest of $5,532.

Property Status

Canyon View East

The property was 92% occupied as of September 30, 1997, compared to 88% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
Two bedroom two bath .........................           $  875           $  725
Two bedroom two bath w/den ...................            1,010              815
Three bedroom two bath .......................            l,010              980

Mariposa

As described above, Mariposa was sold on September 30, 1997 to an unaffiliated party.

The property was 87% occupied as of September 30, 1997, compared to 83% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
One bedroom one bath .........................           $  730           $  730
Two bedroom two bath .........................              870              870
Two bedroom two bath den .....................            1,065            1,040

Cheyenne Creek

As of September 30, 1997, the property was 90% occupied, compared to 92% approximately one year ago. At September 30, 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
One bedroom den ..............................             $835             $820
Two bedroom two bath .........................              935              935


Casabella

As of September 30, 1997, the property was 86% occupied, compared to 73% approximately one year ago. At September 30, 1997 and 1996, the average monthly rents collected for the various unit types were as follows:

       Unit Type .............................             1997             1996
One bedroom two bath w/den ...................           $  820           $  820
Two bedroom two bath .........................              940              940
Two bedroom two bath w/den ...................            1,160            1,160

Results of Operations

The Partnership's operating results for the three months ended September 30, 1997, consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                          Cheyenne                          Canyon       Partnership  Consolidated
                                            Creek          Mariposa        View East          Level        Totals
Revenue                                      $228,441         $169,301        $220,368       $1,467      $619,577

Expenses:
  General and administrative                  -                -               -             54,142        54,142
  Operations                                  117,614          136,798         103,507                    357,919
  Depreciation and amortization                50,764           38,810          43,588       -            133,162
  Interest                                     80,972           80,066          96,464       -            257,502
  Equity in (income) loss from parntership     -                -               -             25,495       25,495
                                        --------------   --------------  --------------   -----------  -----------
                                              249,350          255,674         243,559       79,637       828,220
                                        --------------   --------------  --------------  -----------  ------------

Net income (loss) before minority            (20,909)         (86,373)        (23,191)     (78,170)     (208,643)
interest

Minority Interests' share of net                3,856          -               -             -              3,856
loss
                                        --------------   --------------  --------------  -----------  ------------

Net income (loss)                           ($17,053)        ($86,373)       ($23,191)    ($78,170)    ($204,787)
                                        ==============   ==============  ==============  ===========  ============

The Partnership's operating results for the three months ended September 30, 1996, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                      Cheyenne                            Canyon        Partnership Consolidated
                                       Creek          Mariposa          View East           Level         Totals
Revenue                                 $252,838          $154,632          $193,068       $3,244       $603,782

Expenses:
  General and administrative             -                -                 -              71,485         71,485
  Operations                              99,610            83,438           101,531          725        285,304
  Depreciation and amortization           44,465            28,843            40,586       -             113,894
  Interest                                79,302            69,823            94,998       -             244,123
  Equity in (income) loss from           -                -                 -              33,768         33,768
partnership
                                    -------------  ----------------   ---------------  -----------    ----------
                                         223,377           182,104           237,115      105,978        748,574
                                    -------------  ----------------   ---------------  -----------  -------------

Net income (loss) before minority        $29,461         ($27,472)         ($44,047)   ($102,734)     ($144,792)
interest

Minority Interests' share of net         (1,158)          -                 -              -             (1,158)
loss
                                    -------------  ----------------   ---------------  -----------  -------------

Net income (loss)                        $28,303         ($27,472)         ($44,047)   ($102,734)     ($145,950)
                                    =============  ================   ===============  ===========  =============


The Partnership's operating results for the nine months ended September 30, 1997, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                          Cheyenne                       Canyon       Partnership  Consolidated
                                           Creek        Mariposa       View East          Level          Totals
Revenue                                    $669,832       $550,991        $671,217       $6,052      $1,898,092

Expenses:
  General and administrative                 -             -               -            155,994         155,994
  Operations                                337,905        318,727         290,961                      947,593
  Depreciation and amortization             142,505         98,061         126,934       -              367,500
  Interest                                  238,556        218,780         285,190       -              742,526
  Equity in (income) loss from               -             -               -             38,711          38,711
partnership
                                         -----------  -------------   -------------  -----------    -----------
                                            718,966        635,568         703,085      194,705       2,252,324
                                         -----------  -------------   ------------- ------------  --------------

Net income (loss) before minority          (49,134)       (84,577)        (31,868)    (188,653)       (354,232)
interest

Minority Interests' share of net              9,060        -               -             -                9,060
loss
                                         -----------  -------------   ------------- ------------  --------------

Net income (loss) from operations         ($40,074)      ($84,577)       ($31,868)   ($188,653)      ($345,172)
                                         -----------  -------------   ------------- ------------  --------------

Gain from sale of property                                $201,093                                      201,093
                                         -----------  -------------   ------------- ------------  --------------

Net income (loss)                         ($40,074)       $116,516       ($31,868)   ($188,653)      ($144,079)
                                         ===========  =============   ============= ============  ==============





The Partnership's operating results for the nine months ended September 30, 1996, consisted of interest earned on short-term investments, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                       Cheyenne                          Canyon       Partnership    Consolidated
                                         Creek          Mariposa        View East           Level          Totals
Revenue                                   $719,614        $535,372         $620,608       $12,282      $1,887,876

Expenses:
  General and administrative               -                   383               10       276,575         276,968
  Operations                               323,960         232,179          299,130         3,725         858,994
  Depreciation and amortization            130,246          86,532          120,386       -               337,164
  Interest                                 238,485         210,003          285,719       -               734,207
  Equity in (income) loss from             -               -                -              10,870          10,870
partnership
                                     --------------   -------------   -------------- -------------- -------------
                                           692,691         529,097          705,245       291,170       2,218,203
                                     --------------   -------------   -------------- -------------  --------------

Net income (loss) before minority          $26,923          $6,275        ($84,637)    ($278,888)      ($330,327)
interest

Minority Interests' share of net           (4,965)         -                -             -               (4,965)
loss
                                     --------------   -------------   -------------- -------------  --------------

Net income (loss)                          $21,958          $6,275        ($84,637)    ($278,888)      ($335,292)
                                     ==============   =============   ============== =============  ==============


Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996:

Total revenue increased by $10,216 or 1%. Operating expenses increased by $88,599 or 10% primarily due to one-time costs of preparing the properties for disposition, including an increase in repairs, maintenance, advertising and promotion expense. General and administrative expenses decreased by $120,974 primarily due to the Evans Withycombe termination fee of $70,715 in 1996. A contributing factor to the additional reduction of $50,259 was due in part to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs.

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


ITEM 1.  Legal Proceedings
                Response:  None

ITEM 2.  Changes in Securities
                Response:  None

ITEM 3.  Defaults Upon Senior Securities
                Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
                Response:  None

ITEM 5.  Other Information
                Response:  None

ITEM 6.  Exhibits and Reports on Form 8-K
          (A.)  Exhibit - None
          (B.)  Report on Form 8-K, Item 2, dated September 30, 1997 filed October 13, 1997




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

November 12, 1997