Form 10-K
period 1997-12-31
DEVELOPMENT PARTNERS II
filed 1998-04-01
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ________________

                           Commission File No. 0-16456

          Development Partners II (A Massachusetts Limited Partnership)
               (formerly Berry and Boyle Development Partners II)
             (Exact name of registrant as specified in its charter)

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

                                 (719) 527-0544
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The Exhibit Index is located on page F-21

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

The primary business of the Partnership is to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture interests in joint ventures which own such properties. Descriptions of such properties are included below in Item 2, as well as in Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership requires the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. Such consents will be solicited until April 15, 1998, which date may be extended by the General Partners until not later than June 1, 1998. Each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners. Net proceeds from the sales will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

On-site management of all Partnership properties is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership (or joint venture) and the property manager are embodied in a written management agreement with respect to each property. Property management fees equal 4% of the gross revenues from each property, plus reimbursable expenses. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

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

ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $3,847,465. The Partnership also owns a majority interest in the Pines at Cheyenne Creek Joint Venture which owns and operates L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,133,018. The Partnership also owns a minority interest in Casabella Associates which in turn, owns and operates Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. The Pines at Cheyenne Creek originally included the developer of Cheyenne Creek as a joint venturer. With regard to the termination of the Mariposa Joint Venture and the resignation of the developer from the Pines on Cheyenne Creek Joint Venture, see Note 5 of Notes to Consolidated Financial Statements. As further discussed below under "Pending Sales" and in Note 10 of the Notes to Consolidated Financial Statements, each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View East

On March 8, 1989, the Partnership acquired a majority interest in the Canyon View East Joint Venture. The Partnership has been designated as the managing venturer of the joint venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1997, the Partnership has contributed total capital of $4,334,180 to the joint venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the permanent loan refinancing, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $523,022 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

The property was 89% occupied as of February 3, 1998, compared to 96% approximately one year ago. At December 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type .............................             1997            1996
-----------------------------------------------            -----            ----
Two bedroom two bath ..........................            $1095            $865
Three bedroom two bath ........................             1265             980

Cheyenne Creek

On September 26, 1988, the Partnership acquired a majority interest in the Pines on Cheyenne Creek Joint Venture. Initially, the other joint venture partners were the developer of the property and a limited partnership affiliated with the General Partners (the "Affiliated Partnership"). The Partnership and the Affiliated Partnership act as co-managing venturers of the Pines on Cheyenne Creek Joint Venture. In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed total capital of $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $470,870 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Cheyenne Creek Joint Venture. The Affiliated Partnership has made proportionate capital contributions for the same purposes as outlined above.

As of January 27, 1998, the property was 83% occupied, compared to 84% approximately one year ago. At December 1997 and 1996, the market rents for the various unit types were as follows:

        Unit Type ............................             1997             1996
----------------------------------------------             ----             ----
One bedroom den ..............................             $900             $810
Two bedroom two bath .........................             1050              925

Mariposa

On February 3, 1989, the Partnership acquired a majority interest in the joint venture which owned and operated Mariposa. The Partnership was the managing venturer of the Mariposa Joint Venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1997, the Partnership contributed total capital of $2,870,546 to the Mariposa Joint Venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the refinancing of the permanent loan and to fund certain capital improvements. The Partnership also incurred $430,474 of property acquisition and organization costs which were subsequently treated as a capital contribution to the Mariposa Joint Venture.

On September 30, 1997, Mariposa was sold pursuant to the terms of the Sales Agreement dated May 6, 1997, as amended. Mariposa was sold to Mariposa Condominium Ventures Limited Partnership, an Arizona Limited Partnership unaffiliated with the Partnership. The net selling price for Mariposa was $5,037,000 subject to certain customary adjustments. Proceeds from the sale were used for the repayment of mortgage financing in the amount of $2,862,000, paid at closing. The Partnership recorded a gain on sale of approximately $215,000.

Casabella

On September 28, 1990, the Partnership purchased an approximate 38% interest in Casabella Associates ("Associates"), a general partnership consisting of the Partnership and two other affiliated partnerships. Associates was formed to acquire a majority interest in the Casabella Joint Venture which was formed to own and operate Casabella. Associates was designated as the managing partner of Casabella. The Partnership accounts for its investment in Associates utilizing the equity method of accounting. Under the terms of the purchase, the Partnership contributed $1,800,000 to Associates. In addition to its $1,800,000 contribution to Associates, the Partnership incurred $268,861 of acquisition expenses.

As of January 27, 1998, the property was 94% occupied, compared to 99% approximately one year ago. At December 31, 1997 and 1996, the market rents for the various unit types were as follows:

       Unit Type .............................             1997             1996
----------------------------------------------           ------           ------
One bedroom two bath w/den ...................           $  950           $  820
Two bedroom two bath .........................            1,160              950
Two bedroom two bath w/den ...................            1,225            1,185

Pending Sales

The following table sets forth certain information regarding the Partnership's remaining properties and the pending purchase and sale agreements ("Purchase Agreements").

                                                                       Purchase Agreements
                                 Projected
                                  Mortgage
 Property Name and Location     Indebtedness       Purchase                                             Closing
                                 at 3/30/98         Price                    Purchaser                   Date(1)
------------------------------
Canyon View East,                $3,824,280       $6,648,503     Tucson Realty Holding Co. Inc.       4/24/98(3)
Tucson, AZ(2)
------------------------------
Cheyenne Creek,                  $3,114,835       $6,300,000     DRA Advisors, Inc.                     4/30/98
Colorado Springs, CO(4)

------------------------------
Casabella,                       $6,734,895      $11,700,000     JPR Capital LLC                          (6)
Scottsdale, AZ(5)


(1)      Subject to the consent of the limited partners to the Dissolution.

(2)      The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to this property.  The Partnership's co-venturers are unaffiliated with the Partnership and the
         General Partners.  No co-venturer will be entitled to receive any portion of the proceeds of the sale of
         Canyon View East.  Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's
         co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property.  With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon
         View Purchase Agreement.  On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal.  The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise.  Accordingly, the Partnership is proceeding to close the sale of Canyon View East to TRH pursuant to the Canyon View Purchase Agreement.  The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View East.
         The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial.  In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH.  The Partnership intends to seek to expunge the lis pendens and to defend against the claims of the co-venturer.  Although the Partnership believes that the pending lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View East.
         Canyon View East will be sold together with an adjacent property which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer.  Accordingly, the sale of Canyon View East is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership.  The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

(3) The Closing Date may occur earlier than the date indicated if the consent of the limited partners to the Dissolution is received prior thereto.

(4) The Partnership owns an approximate 82% joint venture interest in the Pines at Cheyenne Creek JointVenture which holds fee simple title to this property. The Partnership's co-venturer is a private limited partnership of which the General Partners or their affiliates are the general partners. A former joint venture partner in the joint venture retained an economic interest in the property's cash flow and sales proceeds under certain circumstances. The former joint venture partner will not be entitled to receive any portion of the proceeds of the sale of Cheyenne Creek.

(5)      The Partnership owns an approximate 38% interest in Associates, a general partnership which holds fee simple title to the property.  The Partnership's share of the net proceeds from the sale of Casabella is
         estimated to be approximately $838,563.   The Partnership's partners in Associates are two public
         limited partnerships of which the General Partners or their affiliates are the general partners.
         Accordingly, the sale of Casabella is also conditioned upon the consent of the limited partners of the affiliated partnerships to the dissolution of such partnerships. Associates' former joint venture partner in the joint venture which previously held title to the property retained an economic interest in the property's cash flow and sales proceeds under certain circumstances.  The former joint venture partner will not be entitled to receive any portion of the proceeds of the sale of Casabella.

(6)      Approximately 90 days after the limited partner consents described in note (5) above are received, but not later than June 15, 1998.

Each Purchase Agreement provides that the purchaser has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, each purchaser has the customary right to withdraw its offer for any reason. Because each of the property sales is subject to the respective purchaser's due diligence review of the property, there can be no assurance that any or all proposed sales described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. Each Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.


ITEM 3.           LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject. Although the General Partners do not believe it to be material or with merit, for information regarding a lawsuit related to the pending sale of Canyon View East, see the discussion in note (2) to the table under the subheading "Pending Sales" in Item 2 above.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of holders of Units as of December 31, 1997 was 1,849.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. On December 29, 1997, proceeds from the sale of Mariposa were distributed as return of capital. Total cash distributions to the Limited Partners for 1997 and 1996 were paid as follows:

                                     Date of
Quarter Ended ...................................   Payment              Amount
---------------------------------------------   ------------------   -----------
March 31, 1996 .............................   May 15, 1996         $    46,204
June 30, 1996 ..............................   August 15, 1996      $    46,204
September 30, 1996 .........................                        $      -0-
December 31, 1996 ..........................                        $      -0-
March 31, 1997 .............................                        $      -0-
June 30, 1997 ..............................                        $      -0-
September 30, 1997 .........................                        $      -0-
December 31, 1997 ..........................   December 29, 1997    $ 1,663,335


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by Coopers & Lybrand, LLP, whose reports for the periods ended December 31, 1997, 1996 and 1995 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                                              Year Ended
                                               -------------------------------------------------------------------------
                                                    12/31/97       12/31/96       12/31/95      12/31/94       12/31/93
Rental income                                     $2,344,767     $2,497,278     $2,668,640    $2,616,008     $2,448,937
Net income (loss)                                 ($936,619)     ($568,209)     ($105,066)     ($83,198)     ($365,788)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit - basic and
    diluted:
      Aggregate 36,963 Units                        ($27.38)       ($15.22)        ($2.81)       ($2.23)        ($9.80)
   General Partners                                ($75,403)       ($5,682)       ($1,051)        ($832)       ($3,658)

Cash distributions to Partners:
   Limited Partners:
      Aggregate 36,963 Units                          $45.00          $3.75          $9.15        $13.50          $9.00
   General Partners                                        -         $2,829         $6,902       $10,184         $6,789

Total assets                                     $14,419,602    $20,190,066    $20,996,900   $21,434,192    $22,138,698
Long term obligations                             $6,960,055     $9,890,787     $9,991,674   $10,083,673    $10,166,105

Long term obligations become due in 1998. The Partnership intends to sell the properties prior to the due date. See Item 7 below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning the General Partners' expectations regarding future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity; Capital Resources

During its public offering in 1987 and 1988, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership has expended $14,689,033 to (i) acquire its interests in the Pines on Cheyenne Creek Joint Venture, the Mariposa Joint Venture, the Canyon View East Joint Venture and Associates, (ii) to pay acquisition expenses, including acquisition fees to the General Partners, (iii) pay costs associated with the refinancing of the permanent loans for Cheyenne Creek, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 were used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of December 31, 1997, $666,512 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

On September 30, 1997, Mariposa was sold pursuant to the terms of a Sales Agreement and Escrow Instructions, dated as of May 6, 1997 as amended. Mariposa was sold to Mariposa Condominium Ventures Limited Partnership, an Arizona limited partnership unaffiliated with the Partnership. The net purchase price for Mariposa was $5,037,000 subject to certain customary adjustments. The proceeds were used for the repayment of mortgage financing in the amount of $2,862,000 paid at closing. The Partnership recorded a gain on sale of $215,000.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. In 1997, the aggregate net increase in working capital reserves was $150,609. The increase resulted primarily from proceeds from the sale of Mariposa of $5,037,417, offset by $2,930,731 of principal payments on mortgage notes payable, distributions to partners of $1,663,335, $240,400 of fixed asset additions, loan refinancing costs of $33,780 and cash used in operations of $15,091.

In 1996, the aggregate net decrease in working capital reserves was $113,850. The decrease resulted primarily from cash provided by operations of $1,922, contributions from the minority interest of $6,113, proceeds from maturities of short term investments of $200,329, and distributions of $180,311 received from the Partnership, offset by $236,642 of fixed asset additions, distributions to partners of $141,441, distributions to the minority interest of $30,795 and principal payments on mortgage notes payable of $100,887.

With regard to certain  balloon  payments on existing  first  mortgage debt (see
Note 7 of the Notes to Consolidated Financial Statements) on the Partnership's properties which are due and payable in 1998, the General Partners anticipate repaying such loans utilizing a portion of the sales proceeds from the pending sales of the properties. See Item 2 above. In the event that one or more of the pending sales is not consummated, the General Partners will seek to renegotiate these mortgage notes with its existing lenders or seek new sources of financing for these properties. To date, the General Partners have neither sought to extend or renegotiate the existing mortgage debt nor have they sought new financing for the properties and there can be no assurance that they would be successful in doing so. The General Partners believe that existing cash flows from the properties will be sufficient to support a level of borrowing that is at least equal to amounts outstanding as of December 31, 1997. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings. See also projected 1998 operating results.

In the event that Partnership properties are not sold pursuant to the Purchase Agreements, the Partnership would continue to operate the properties until substitute sales could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investments. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investments and the collection of any mortgage receivable which may result from such sales. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1998 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its properties assuming the existing mortgage debt can be extended, renegotiated or

Results of Operations

For the year ended December 31, 1997, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, Mariposa (through the date of sale), the Canyon View East Joint Venture and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                 Cheyenne                          Canyon       Partnership   Consolidated
                                                  Creek          Mariposa         View East           Level         Totals
Revenue                                             $900,213        $768,652         $894,780       $39,263     $2,602,908

Expenses:
  General and administrative                        -                -                -             216,339        216,339
  Operating Expense                                  476,076         324,068          392,762         1,048      1,193,954
  Depreciation and amortization                      197,439          98,061          174,511        -             470,011
  Impairment                                         861,066                                                       861,066
  Interest                                           316,663         232,920          378,700        -             928,283
  Equity in  loss from partnership                  -                -                -              45,244         45,244
                                              ---------------  --------------   --------------  ------------ --------------
                                                   1,851,244         655,049          945,973       262,631      3,714,897
                                              ---------------  --------------   --------------  ------------ --------------

Net income (loss) before minority interest         (951,031)         113,603         (51,193)     (223,368)    (1,111,989)
                                              ---------------  --------------   --------------  ------------ --------------

Minority Interests' share of net loss                175,370         -                -              -             175,370
                                              ---------------  --------------   --------------  ------------ --------------

Net income (loss)                                 ($775,661)        $113,603        ($51,193)    ($223,368)     ($936,619)
                                              ===============  ==============   ==============  ============ ==============


For the year ended December 31, 1996, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                Cheyenne                   Canyon      Partnership   Consolidated
                                                 Creek        Mariposa    View East          Level         Totals
Revenue                                            $974,124    $712,602     $812,990       $15,808     $2,515,524

Expenses:
  General and Administrative                       -                383           10       353,242        353,635
  Operating Expense                                 428,227     363,463      404,581        10,743      1,207,014
  Depreciation and amortization                     183,482     118,497      166,693       -              468,672
  Interest                                          317,456     279,524      380,305       -              977,285
  Equity in (income) loss from partnership         -             -            -             68,837         68,837
                                             --------------- ----------- ------------ ------------- --------------

                                                    929,165     761,867      951,589       432,822      3,075,443
                                             --------------- ----------- ------------ ------------- --------------

Net income (loss) before minority interest           44,959    (49,265)    (138,599)     (417,014)      (559,919)

Minority Interests' share of net income             (8,290)      -            -            -              (8,290)
                                             --------------- ----------- ------------ ------------- --------------

Net income (loss)                                   $36,669   ($49,265)   ($138,599)    ($417,014)     ($568,209)
                                             =============== =========== ============ ============= ==============

For the year ended December 31, 1995, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                 The                       Canyon     Partnership     Consolidated
                                                Pines        Mariposa    View East          Level           Totals
Revenue                                       $1,010,840      $767,057      $892,366      $36,079       $2,706,342

Expenses:
  General and administrative                       7,254         7,200         6,954      186,662          208,070
  Operating Expense                              479,676       320,225       379,117      -              1,179,018
  Depreciation and amortization                  171,560       114,438       159,599      -                445,597
  Interest                                       320,438       282,262       384,030      -                986,730
  Equity in (income) loss from partnership           -             -            -         (13,892)        (13,892)
                                                 ----------- -------------- ---------------------------------------
                                                 978,928       724,125       929,700      172,770        2,805,523
                                             ------------   ----------- -------------------------------------------

Net income (loss) before minority interest        31,912        42,932      (37,334)    (136,691)         (99,181)

Minority Interests' share of net income          (5,885)        -            -            -                (5,885)
                                             ------------   ----------- -------------------------------------------

Net income (loss)                                $26,027       $42,932     ($37,334)   ($136,691)       ($105,066)
                                             ============   =========== ===========================================


Comparison of 1997 and 1996 Operating Results:

Revenue increased by $87,384 or 4% primarily due to the fact that Mariposa was sold on September 30, 1997. The Partnership recorded a gain from the sale of Mariposa of $215,233 which was offset by a decrease in rental revenue from Mariposa of $127,849 since only nine months are presented. Operating expenses decreased by $13,060 or 1%. Cheyenne Creek and Canyon View's operating expenses increased by $36,030 primarily due to one-time costs of preparing the properties for disposition, including an increase in repairs, maintenance, advertising and promotion expense. However, Mariposa's operating expenses decrease by $39,395 since only nine months of cost are represented. General and administrative expenses decreased by $137,296 primarily due to the Evans Withycombe and Highland termination fees of $65,715 in 1996. A contributing factor to the additional reduction of $71,581 was due in part to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs. In addition, as discussed in Note 2 of the Notes to Consolidated Financial Statements, the Partnership recorded an impairment of $861,066 on Cheyenne Creek.

Comparison of 1996 and 1995 Operating Results

In accordance with its disposition strategy, the Partnership incurred one time costs associated with the Evans Withycombe termination ($65,715), the Highland termination (($8,600) and their related legal costs. (Refer to Note 5 of the Consolidated Financial Statement.) In addition, the Partnership incurred one-time costs associated with its property interior and exterior refurbishment program, the change in on-site management following the Evans Withycombe termination, the outsourcing of much of the Partnership's administration work to an administrative agent and the relocation of the remaining administration, financial and investor services functions to a more cost efficient location in Colorado Springs, Colorado. Consequently, competitive pressures and disposition-related activities led to rental operating expenses (including advertising, promotion, apartment locator and concession costs) to increase by $27,996 or 2% over the prior year and total general and administrative expenses of the Partnership increased $145,565 (70%) over the prior year. As a result of the factors described above, distributions to partners decreased $199,599 from $338,211 in 1995 to $138,612 in 1996.

Projected 1998 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners. Under the terms of the Purchase Agreements, it is anticipated that the closings would occur during the second quarter of 1998. If the sales do occur as anticipated, the Partnership and its related entities will likely be liquidated in 1998. Although there can be no assurance the Partnership will dispose of any or all of its properties during 1998 pursuant to the Purchase Agreements or otherwise, if the Dissolution is approved by the Limited Partners, the Partnership will continue to seek to dispose of its properties. In the event that the Partnership were to dispose of any property during 1998, operating results of the Partnership would vary significantly from those achieved in prior periods.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, as such, has no executive officers or directors. The General Partners of the Partnership are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California limited partnership, of which L'Auberge Communities Inc. (formerly known as Berry and Boyle Inc.)("L'Auberge") is the general partner.

Stephen B. Boyle

Stephen B. Boyle, age 57, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P.

         GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge other than Stephen B. Boyle who is discussed above. There are no familial relationships between or among any officer or director and any other officer or director.

Name                        Position

---------------------------
Stephen B. Boyle            President, Executive Officer and Director
---------------------------
Earl C. Robertson           Executive Vice President and Chief Financial Officer
---------------------------
Donna Popke                 Vice President and Secretary

Earl C. Robertson, age 50, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer of L'Auberge since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 37, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 21, 1998, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1997, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Note 9 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.



Net Cash From Operations distributed during 1997 to the General Partners $     0

Allocation of Income or Loss to the General Partners ...............   ($75,403)

Property management fees paid to an affiliate of the General Partners   $ 92,249

Reimbursements to General Partners ..................................   $ 65,240

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3                   See Exhibit Index contained herein

       (b)            Reports on Form 8-K

                      The Partnership has filed the Purchase and Sale Agreement and Escrow Instructions for the sale of Mariposa on Form 8-K on October 13, 1997.

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

                                    Date: March 26, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                    Date



___/s/ Stephen B. Boyle _____   Director, President and           March 26, 1998
     STEPHEN B. BOYLE            Principal Executive
                                 Officer of L'Auberge
                                 Communities, Inc.



___/s/ Earl C. Robertson _     Executive Vice President and       March 26, 1998
     EARL C.  ROBERTSON         Principal Financial Officer of
                                L'Auberge Communities, Inc.

                                   APPENDIX A

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                 For the years ended December 31, 1997 and 1996

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants ........................................   F-3


Consolidated Balance Sheets at December 31, 1997 and 1996 .. .............   F-4


Consolidated Statements of Operations for
 the years ended December 31, 1997, 1996 and 1995........................    F-5


Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1997, 1996 and 1995 ................... .....................   F-6


Consolidated Statements of Cash Flows for
 the years ended December 31, 1997, 1996, and 1995.................   F-7 -- F-8


Notes to Consolidated Financial Statements .......................   F-9 -- F-20


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                                         Report of Independent Accountants


To the Partners of
Development Partners II
(A Massachusetts Limited Partnership):

         We have audited the accompanying consolidated balance sheets of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Development Partners II (A Massachusetts Limited Partnership) and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 10, the General Partners of the Partnership have entered into sales agreements to sell all of the Partnership's properties. If closing of these sales were to occur, any proceeds from the sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.





Coopers & Lybrand, L.L.P.
Denver, Colorado
February 27, 1998



                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                                 ---------------



                                     ASSETS



                                                                        1997             1996
                                                                        ----             ----

Assets held for sale/Property, at cost (Notes 3,10)
  Land                                                                 $3,722,346       $5,150,693
  Buildings and improvements                                           11,998,544       15,989,689
  Equipment, furnishings and fixtures                                   1,875,577        2,311,300

                                                                    --------------  ---------------
                                                                       17,596,467       23,451,682
  Less accumulated depreciation and impairment                        (4,842,299)      (4,807,665)
                                                                    --------------  ---------------

                                                                       12,754,168       18,644,017

Cash and cash equivalents                                                 469,355          318,746
Deposits and prepaid expenses                                               1,446            2,512
Accounts receivable                                                         6,730              350
Investment in partnership                                               1,165,443        1,210,686
Deferred expenses, net of accumulated
  amortization of $536,426 and $513,417                                    22,460           13,755
                                                                    --------------  ---------------

         Total assets                                                 $14,419,602      $20,190,066
                                                                    ==============  ===============


                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                 $6,960,055       $9,890,787
Accounts payable                                                           89,606          101,716
Accrued expenses                                                          137,348          176,354
Due to affiliates (Note 9)                                                 16,787           17,430
Rents received in advance                                                     850            2,607
Tenant security deposits                                                   55,025           60,385
                                                                    --------------  ---------------
         Total liabilities                                              7,259,671       10,249,279

Minority Interest                                                         557,555          738,457
General Partners' deficit                                                (11,160)         (86,563)
Limited Partners' equity                                                6,613,536        9,288,893
                                                                    --------------  ---------------

        Total liabilities and partners' equity                        $14,419,602      $20,190,066
                                                                    ==============  ===============








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1997, 1996 and 1995
                                 ---------------




                                                                    1997             1996             1995
                                                                    ----             ----             ----
Revenue:
   Rental income                                                   $2,344,767       $2,497,278       $2,668,640
    Interest income                                                    42,908           18,246           37,702
   Gain from sale of property (Note 8)                                215,233         -                -
                                                                --------------  ---------------  ---------------

                                                                    2,602,908        2,515,524        2,706,342

Operating Expenses                                                  1,193,954        1,207,014        1,179,018
Interest                                                              928,283          977,285          986,730
Depreciation and amortization                                         470,011          468,672          445,597
Impairment - Cheyenne Creek (Note 2)                                  861,066            -             -
General and administrative                                            216,339          353,635          208,070
Equity in income (loss) from partnership                               45,244           68,837         (13,892)
                                                                --------------  ---------------  ---------------
                                                                    3,714,897        3,075,443        2,805,523
                                                                --------------  ---------------  ---------------

Net loss before minority interest                                 (1,111,989)        (559,919)         (99,181)
Minority interests' equity in
  subsidiary (income) loss                                            175,370          (8,290)          (5,885)
                                                                --------------  ---------------  ---------------


Net loss                                                           ($936,619)       ($568,209)       ($105,066)
                                                                ==============  ===============  ===============

Net income (loss) allocated to:
  General Partners                                                    $75,403         ($5,682)         ($1,051)

  Basic and diluted per unit net loss allocated to Investor
Limited
    Partner interest:
       36,963 units issued                                           ($27.38)         ($15.22)          ($2.81)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the years ended December 31, 1997, 1996, and 1995
                                 ---------------


                                                                  Investor          Total
                                                 General           Limited        Partners'
                                                 Partners         Partners          Equity

Balance at December 31, 1994                        (70,099)       10,432,258       10,362,159

Cash distributions                                   (6,902)        (338,211)        (345,113)

Net loss                                             (1,051)        (104,015)        (105,066)
                                              ---------------   --------------  ---------------

Balance at December 31, 1995                        (78,052)        9,990,032        9,911,980

Cash distributions                                   (2,829)        (138,612)        (141,441)

Net loss                                             (5,682)        (562,527)        (568,209)
                                              ---------------   --------------  ---------------

Balance at December 31, 1996                        (86,563)        9,288,893        9,202,330

Cash distributions                                  -             (1,663,335)      (1,663,335)

Net income (loss)                                     75,403      (1,012,022)        (936,619)
                                              ---------------   --------------  ---------------

Balance at December 31, 1997                       ($11,160)       $6,613,536       $6,602,376
                                              ===============   ==============  ===============









                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1997, 1996 and 1995
                                 ---------------


                                                                     1997             1996             1995
                                                                     ----             ----             ----
Cash flows from operating activities:
  Interest received                                                    $42,908          $17,516          $50,855
  Cash received from rental income                                   2,337,650        2,499,640        2,658,246
  General and administrative expenses                                (230,935)        (339,475)        (206,486)
  Operating expense                                                (1,224,522)      (1,198,060)      (1,116,194)
  Interest paid                                                      (940,192)        (977,699)        (987,104)

                                                                 ---------------  --------------   --------------

Net cash (used) provided by operating activities                      (15,091)            1,922          399,317

Cash flows from investing activities:
  Proceeds from sale of property                                     5,037,417             -                -
  Capital Improvements                                               (240,400)        (236,642)        (488,268)
  Proceeds from maturities of short-term investments                         -          200,329          635,346
  Distributions received from partnership                                    -          180,311           70,472
  Deferred costs                                                             -            9,300           15,553
                                                                 ---------------  --------------   --------------

Net cash provided by investing activities                            4,797,017          153,298          233,103

Cash flows from financing activities:
  Distributions to partners                                        (1,663,335)        (141,441)        (345,113)
  Cash paid for loan refinancing                                      (33,780)
                                                                                        -               -
  Principal payments on mortgage notes payable                     (2,930,731)        (100,887)         (91,999)
  Distributions paid to the minority interest                          (5,532)         (30,795)         (15,490)
  Contributions from the minority interest                                                6,113           58,034
                                                                       -
  Cash paid for deposits                                                 2,061          (2,060)            1,415
                                                                 --------------   --------------  ---------------

Net cash used by financing activities                              (4,631,317)        (269,070)        (393,153)
                                                                 --------------   --------------  ---------------

Net increase (decrease) in cash and cash equivalents                   150,609        (113,850)          239,267

Cash and cash equivalents at beginning of year                         318,746          432,596          193,329
                                                                 --------------   --------------  ---------------

Cash and cash equivalents at end of year                              $469,355         $318,746         $432,596
                                                                 ==============   ==============  ===============









                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1997, 1996 and 1995
                                 ---------------




Reconciliation of net loss to net cash (used) provided by operating activities:




                                                                     1997             1996             1995
                                                                     ----             ----             ----
Net loss                                                            ($936,619)       ($568,209)       ($105,066)
Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
Depreciation and amortization                                          470,011          468,672          445,597
Impairment - Cheyenne Creek                                            861,066          -               -
Gain from sale of property                                           (215,233)          -               -
Equity in (income) loss from partnership                                45,244           68,837         (13,892)
Minority interests' equity in subsidiary income (loss)               (175,370)            8,290            5,885
Change in assets and liabilities net of effects
 of investing and financing activities:
    (Increase) decrease in accounts receivable                         (6,380)            2,217           10,336
    Decrease in deposits and prepaid expenses                            1,066            2,020         -
    (Decrease) increase in accounts payable and accrued               (51,116)           11,981           66,781
     expenses
    (Decrease) increase in due to affiliates                             (643)            5,752               70
    (Decrease) increase in rents received in advance                   (1,757)            2,607          (4,988)
    Decrease in tenant security deposits                               (5,360)            (245)          (5,406)
                                                                 --------------   --------------  ---------------

Net cash (used) provided by operating activities                     ($15,091)           $1,922         $399,317
                                                                 ==============   ==============  ===============

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,849 investors at December 31, 1997.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 10.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture, Mariposa Joint Venture and Canyon View East Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Notes 5 and 6 regarding the termination of the joint ventures and sale of Mariposa.

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






2.  Significant Accounting Policies, continued

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

         H. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value.






2.  Significant Accounting Policies, continued

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. The Partnership entered into a sale agreement and is currently pursuing the sale of Cheyenne Creek. As further discussed in Note 10, for the year ended December 31, 1997, the Partnership recorded its assets at the lower of carrying value or net realizable value and has classified its properties as Held for Sale.

         For the year ended December 31, 1996 permanent impairment conditions did not exist at any of the Partnership's properties.

         I.  Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         J.   New Accounting Standards

         In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The computation of basic and diluted earnings per share was based on income available to the Limited Partners divided by the weighted average number of units outstanding during the period. The Partnership has no dilutive type securities. The adoption of SFAS 128 had no effects on the per unit results previously reported.

 3. Assets held for sale:

 Assets held for sale consisted of the following at December 31, 1997:

                                Initial Cost                     Costs
                                                             Capitalized            Amount at Which Carried
                                     to                  Subsequent to Acquisition     at Close of Period
                                 Partnership
                      ------------------------------ --------------------------------------------------  ------------ -------------

                           Buildings     Equipment,      Buildings  Equipment,        Buildings    Equipment,
      Property               and         Furnishings        and     Furnishings         and      Furnishings
     Description   Land  Improvements   & Fixtures   Land Improv.  & Fixtures   Land  Improv.    & Fixtures  Accum.       Total
                                                                                                             Deprec.
--------------------- ------------------------------ ------------------------- -------------------------  ------------ -------------

 L'Auberge CheyenneCreek,
 a 108-unit residential
 rental complex
 located in
 Colo. Springs, Colo
                  $1,865,535 $6,105,495  $657,308   $0    $47,529  $549,615 $1,865,535  $6,153,024 $1,206,923($3,011,676) $6,213,806

Canyon View East, 96-unit
  residential rental
  complex located in
  Tucson, Az     1,844,761  5,801,389     500,895  12,050  44,131  167,759  1,856,811  5,845,520    668,654  (1,830,623)  6,540,362
                   -------------------------------- ------------------------ --------------------------      ------------- ---------

                $3,710,296 $11,906,884 $1,158,203 $12,050 $91,660 $717,374 $3,722,346 $11,998,544 $1,875,577 ($4,842,299)$12,754,168
                ================================= ======================== ================================== =========== ==========

Each of the properties is encumbered by a nonrecourse mortgage note payable (see
Note 7). As of December 31, 1997 all assets are held for sale (see Note 10).


The changes in total real estate assets for the years                   The change in  accumulated depreciation for the year ended
 ended December 31, 1997, 1996, and 1995 are as                            December 31, 1997, 1996, and 1995 are as
follows:                                                                     follows:

                           1997           1996          1995                                          1997         1996        1995
                           ----           ----          ----                                          ----         ----        ----
Balance, beginning of    $23,451,682    $23,215,040  $22,726,772       Balance, beginning of year $4,807,665 $4,359,624   $3,934,660
year

Additions during the                                                   Depreciation for the period   447,002    448,041      424,964
period:
Improvements                 240,400        236,642      488,268
                                                                       Impairment of Cheyenne Creek   861,066       -            -
Deductions during the period:
Sale of Mariposa         (6,095,615)       -             -             Disposition of Mariposa     (1,273,434)       -            -
                        ------------------------------------------                             -------------------------------------
Balance at end of year   $17,596,467    $23,451,682  $23,215,040       Balance at end of year      $4,842,299 $4,807,665  $4,359,624
                        ==========================================                             =====================================




4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                            1997       1996
                        --------   --------
Cash on hand ........   $469,355   $107,660
Money market accounts       --      211,086
                        --------   --------

                        $469,355   $318,746
                        ========   ========

5.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Partnership holds a majority interest in these properties and controls the operations of the joint venture. The Mariposa joint venture was effectively terminated on December 31, 1996. Mariposa was sold on September 30, 1997.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (3) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

Net cash from operations (as defined in the joint venture agreement) was to be distributed as available to each joint venture partner quarterly as follows:






5.  Joint Venture and Property Acquisitions, continued

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

All profits from operations to the extent of cash distributions were first allocated to the Partnership, the Affiliated Partnership, and the property developer in the same proportion as the cash distributions. Any remaining profits were allocated 65.25% to the Partnership, 14.75% to the Affiliated Partnership, and 20% to the property developer.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

On July 3, 1996, the Partnership and certain affiliates consummated an agreement with Highland Properties, Inc. ("Highland") which separated the interests of Highland and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of the property. In consideration of a payment by the Partnership, to Highland totaling $8,600, and delivery of certain mutual releases, Highland (i) relinquished its option to exercise its rights of first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Pines on Cheyenne Creek Joint Venture to the Partnership, (while preserving the economic interests of the venturer in these Joint Ventures). Highland may still share in the cash flow distributions or proceeds from sale if certain performance levels are met.

For the years ended December 31, 1997, 1996 and 1995, The Pines on Cheyenne Creek Joint Venture had a net loss, including impairment, of $951,031 and net income of $44,959 and $31,912, respectively.

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owns and operates an 84-unit residential property located in Scottsdale, Arizona known as Mariposa. Since the Partnership owns a majority interest in the Mariposa Joint Venture, the accounts and operations of the Mariposa Joint Venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Mariposa Joint Venture and will have control over all decisions affecting the Mariposa Joint Venture and the property. The Mariposa joint venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owned 100% of the underlying assets as of December 31, 1996.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI developed the property known as Mariposa.

5.  Joint Venture and Property Acquisitions, continued

In accordance with the terms of the sale agreement and the joint venture agreement, through December 31, 1997, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

All profits from operations were allocated to each joint venture partner pro rata in accordance with the distribution of net cash from operations for such fiscal year.

In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balances in the individual partners' capital accounts.

MAY 14, 1996 THROUGH SEPTEMBER 30, 1997

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

The Partnership sold the Mariposa property on September 30, 1997 for a net sales price of $5,037,000 to an unaffiliated third party. A gain on sale of approximately $215,000 was recognized in the accompanying statement of operations. Net proceeds from the sale of $1,663,335 were distributed to the partners based on the terms of the original Joint Venture Agreement. This agreement provides for EWI to receive a distribution of proceeds from sale in the event certain performance levels are met. The property did not meet these performance levels; as such, all proceeds were distributed to existing limited partners. The Partnership repaid first mortgage financing in the amount of $2,862,000 at closing utilizing a portion of the proceeds of the sale. 5. Joint Venture and Property Acquisitions, continued

For the years ended December 31, 1997, 1996 and 1995, the Mariposa had net income, including gain on sale, of $113,603, net loss of $49,265, and net income of $42,932, respectively.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through December 31, 1997, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

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

All losses from operations and depreciation for the Canyon View East Joint Venture were allocated 100% to the Partnership.

All profits from operations were allocated to each joint venture partner in accordance with, and to the extent of, the distribution of net cash from operations. Any excess profits were allocated 100% to the Partnership. In the case of certain capital transactions and distributions as defined in the joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be effected by the relative balances in the individual partners' capital accounts.

For the years ended December 31, 1997, 1996 and 1995, the Canyon View East Joint Venture had net losses of $51,193, $138,599 and $37,334, respectively.








6.  Investment in Partnership:

On September 28, 1990, the Partnership contributed $1,800,000 to purchase an approximate 38.3% interest in Casabella Associates, a general partnership among the Partnership, Berry and Boyle Development Partners (A Massachusetts Limited Partnership) ("DPI") and Berry and Boyle Development Partners III (A
Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $268,861 of acquisition costs, including $186,300 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets is $186,300, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

The co-venturer partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI is also the developer of the Casabella property.

Supplemental financial statements for Casabella Associates are presented in an exhibit to this 10-K.

7.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at December 31, 1997 and 1996, which consisted of the following:

                         1997         1996
                   ----------   ----------
Cheyenne Creek .   $3,124,041   $3,158,647
Mariposa .......         --      2,851,944
Canyon View East    3,836,014    3,880,196
                   ----------   ----------

                   $6,960,055   $9,890,787
                   ==========   ==========

The original maturity dates for these notes were September 15, 1997.

Cheyenne Creek

On September 10, 1997, the lender extended the terms of the Cheyenne Creek mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $29,076 and fixed interest rate of 10% remain unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. The balance of the note will be due on September 15, 1998.

Mariposa

The original maturity date for this note was September 15, 1997. On September 10, 1997, the lender extended the terms of this mortgage note for a period of one year. The monthly principal and interest payments for Mariposa of $25,759 and the fixed interest rate of 9.75% remained unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan balance if the notes were paid prior to 60 days before the maturity date. As discussed in Note 5, on September 30, 1997 the Partnership sold Mariposa. In connection with this sale, the outstanding mortgage debt for the property was paid off. The Partnership incurred a prepayment penalty fee of $14,139, which amount is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 1997.

Canyon View East

On September 10, 1997, the lender extended the terms of the Canyon View East mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $35,047 and fixed interest rate of 9.75% remain unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. The balance of the note will be due on September 15, 1998.

Cheyenne Creek and Canyon View East:

As discussed in Note 10, the Partnership entered into a Sales Agreement for these properties. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of these properties will occur.


7.  Mortgage Notes Payable, continued

In the event that the sales do not occur, the Partnership will seek new sources of financing for the properties on a long term basis or seek to renegotiate the mortgage note with its existing lender. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete these refinancings or sell the properties.


Interest included in Accrued expenses in the Consolidated Balance Sheets at December 31, 1997 and 1996 consisted of the following:

                      1997      1996
                   -------   -------
Cheyenne Creek .   $13,017   $13,161
Mariposa .......      --      11,586
Canyon View East    15,584    15,763
                   -------   -------

                   $28,601   $40,510
                   =======   =======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at December 31, 1997 and 1996 approximates the fair value of such notes.

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

Gain from the sale of properties is to be allocated as defined by the Partnership Agreement. The total gain on the sale of Mariposa of $215,233 was allocated as follows. The General Partners received a gain from sale allocation of $88,006 and the Limited Partners a gain from sale allocation of $127,227 in accordance with the terms of the Partnership Agreement.

Cash distributions of net proceeds of approximately $1,660,000 were allocated to the Limited Partners in accordance with the terms of the Partnership Agreement. Approximately $375,000 of the net proceeds from the sale of Mariposa was retained by the partnership for use in operations.

9.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at December 31, 1997 and 1996 consisted of $16,787 and $17,430, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

In 1997, 1996 and 1995, general and administrative expenses included $65,240, $83,195, and $87,138, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1996 and 1995, property management fees of $14,590 and $38,308, respectively, were paid or accrued to Evans Withycombe, Inc. These fees were 5% of rental revenue.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended December 31, 1997, 1996 and 1995, property management fees of $92,249, $81,243, and $94,973, respectively, were paid to Residential Services - L'Auberge. These fees were 4% of rental revenue in 1997 and 1996, and 5% of rental revenue in 1995.

10.    Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Pines on Cheyenne Creek in Colorado Springs, Colorado and Canyon View East in Tucson, Arizona. On January 15, 1998 the Partnership entered into Sales Agreements (the "Agreements") to sell the Pines on Cheyenne Creek and Canyon View East to unaffiliated third parties. The selling prices for the Pines on Cheyenne Creek and Canyon View East are approximately $6,300,000 and $6,650,000, respectively. The Agreements are subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate these sales in 1998. In addition, under certain conditions the sale is contingent upon the approval of the Limited Partners.

As it is the intent of the General Partners to pursue the sale of these properties, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sales were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Casabella Associates


We have audited the accompanying consolidated balance sheet of Casabella Associates (the "Partnership") as of December 31, 1997 and the related consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casabella Associates as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 9, the General Partners of the Partnership have entered into a sales agreement to sell the property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.



Coopers & Lybrand, L.L.P.
Denver, CO
March 25, 1998

                             CASABELLA ASSOCIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

                   INFORMATION WITH RESPECT TO THE YEARS ENDED
                     DECEMBER 31, 1996 AND 1995 IS UNAUDITED
                                 --------------

                              CASABELLA ASSOCIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

                   INFORMATION WITH RESPECT TO THE YEARS ENDED
                     DECEMBER 31, 1996 AND 1995 IS UNAUDITED


1.  Organization of Partnership

Casabella Associates, a general partnership (the "Partnership") was formed on July 1, 1998. Development Partners (A Massachusetts Limited Partnership), ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership), ("DPII"), formerly Berry and Boyle Development Partners II, and Development Partners III (A Massachusetts Limited Partnership), ("DPIII"), formerly Berry and Boyle Development Partners III are the General Partners. DPI, DPII and DPIII own an 8.5%, 38.3%, and 53.2% interest, respectively in the Partnership.

Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture, which owns Casabella, a 154-unit residential property, located in Scottsdale, Arizona. Since the Partnership owns a majority interest in Casabella Joint Venture, the accounts and operations of Casabella Joint Venture have been consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI also developed the property known as Casabella.

The Partnership will continue until December 31, 2018, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 9).

2.  Significant Accounting Policies

         A. Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary Casabella Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership follows the accrual basis of accounting. Refer to Note 5 regarding the termination of the Casabella Joint Venture.

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





2.  Significant Accounting Policies, continued

         D. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

                             Buildings and improvements             39-40 years
                             Equipment, furnishings and fixtures     5-15 years

         E.  Deferred Expenses

         Costs of obtaining or extending the mortgage on Casabella are being amortized over the mortgage term using the straight-line method, which approximates the effective interest method. Any unamortized costs remaining at the date of refinancing are expensed in the year of refinancing.

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

         H. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation.

         I. Long-Lived Assets

         In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996. As further discussed in Note 9, for the year ended December 31, 1997 the Partnership recorded its property at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale.

         For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.







Note 3 Depreciation

4.  Cash and cash equivalents

Cash and cash equivalents December 31, 1997 and 1996 consisted of the following:

                              1997       1996
                          --------   --------
Cash on hand ..........   $ 49,163   $ 46,194
Money market accounts .     33,769       --
Certificates of Deposit    ______-    208,201
                                     --------
                          $ 82,932   $254,395
                          ========   ========

5.  Joint Venture and Property Acquisitions

At December 31, 1997, DPI, DPII and DPIII had contributed $400,000, $1,800,000 and $2,500,000, respectively, to the Partnership. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, DPI, DPII and DPIII collectively incurred $280,930 of acquisition costs which have been recorded as additional capital contributions to Casabella Associates.

The Partnership has invested in a single property located in Scottsdale, Arizona. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the area where the Partnership's investment is located.

PRIOR TO MAY 13, 1996:

Net cash from operations of the Casabella Joint Venture, to the extent available, shall be distributed not less often than quarterly with respect to each fiscal year, as follows:

           (A) First, to Associates, an amount equal to a 10.6% per annum (computed on a simple noncompounded daily basis from the date of the closing) of their capital investment;

           (B) Second, the balance 70% to Associates and 30% to the property developer.

All losses from operations and depreciation for the Casabella Joint Venture were allocated 99.5% to Associates and 0.5% to the property developer.

All profits from operations of the Casabella Joint Venture were allocated in accordance with distributions of net cash from operations; provided, however, that if any fiscal year has no distributable net cash from operations, profits will be allocated 99.5% to Associates and 0.5% to the property developer.

 In the case of certain capital transactions and distributions as defined in the Casabella joint venture agreement, the allocation of related profits, losses and cash distributions, if any, would be different than as described above and would be affected by the relative balance in the individual partners' capital accounts.

MAY 14, 1996 THROUGH DECEMBER 31, 1997:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a total



 5.   Joint Venture and Property Acquisitions, continued

payment by DPI, DPII, and DPIII of $71,009 to EWI and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

6.  Mortgage Note Payable

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. The original maturity date for this note was July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $61,887 and a fixed interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. The balance of the note will be due on July 15, 1998.

As discussed in Note 9, the Partnership entered into a Sales Agreement for Casabella. The estimated sales price is sufficient to cover the mortgage loan balance. However, there can be no assurance that the sale of the property will occur.

In the event the sale of the property does not occur, the Partnership will seek new sources of financing for the property on a long-term basis or seek to renegotiate the mortgage note with its existing lender. If the general economic climate for real estate in these respective locations were to deteriorate resulting in an increase in interest rates for mortgage financing or a reduction in the availability of real estate mortgage financing or a decline in the market values of real estate it may affect the Partnership's ability to complete the refinancing or sell the property.

Accrued interest included in accounts payable and accrued expenses on the Balance Sheet of the Consolidated Financial Statements at December 31, 1997 and 1996, consisted of $25,727 and $26,180, respectively.

The principal balance of the mortgage note payable appearing on the consolidated balance sheets approximates the fair value of such note at December 31, 1997 and 1996.

7.  Partners' Equity

Cash distributions and allocations of income and loss from Casabella Associates are governed by the partnership agreement and are generally based on the ratio of capital contributed by each of the joint venture partners, DPI, DPII and DPIII.

In the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership, the allocation of the related profits, losses, and distributions, if any, would be different than described above.




8.  Related Party Transactions

L'Auberge Communities, Inc.(formerly Berry and Boyle, Inc.) is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management).

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle, an affiliate of the General Partners.

During the years ended December 31, 1996 and 1995, property management fees of $37,735 and $78,663, respectively, were paid to Evans Withycombe, Inc. This represents 5% of the rental revenues. During the years ended December 31, 1997 and 1996, property management fees of $59,244 and $6,612, respectively, were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

9.  Asset Held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Casabella in Scottsdale, Arizona. On February 4, 1998, the Partnership entered into a Sales Agreement (the "Agreement") to sell Casabella to an unaffiliated third party. The selling price for Casabella is approximately $11,700,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment for the purchase of the property on commercially reasonable terms and conditions. The Partnership expects to consummate this sale in 1998.

As it is the intent of the General Partners to pursue the sale of this Property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from the sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                              CASABELLA ASSOCIATES










                              FINANCIAL STATEMENTS

              for the years ended December 31, 1997, 1996, and 1995





                                   CASABELLA ASSOCIATES


                                CONSOLIDATED BALANCE SHEETS

                                December 31, 1997 and 1996


                                                                     1997          1996
                                                                                (unaudited)
                ASSETS
Assets held for sale/Property, at cost (Notes 3, 9)
  Land                                                             $2,809,851    $2,809,851
  Buildings and improvements                                        7,648,060     7,648,060
  Equipment, furnishings and fixtures                               1,122,596       995,909

                                                                 -------------  ------------

                                                                   11,580,507    11,453,820
  Less accumulated depreciation                                   (2,228,967)   (1,996,504)

                                                                 -------------  ------------

                                                                    9,351,540     9,457,316

Cash and cash equivalents                                              82,932       254,395
Accounts and interest receivable                                        5,907         3,015
Real estate tax escrow and prepaid                                     25,821        24,268
expenses
Deposits                                                                1,950         1,950
Deferred expenses, net of accumulated
  amortization of $123,914 and                                         13,927        11,212
$100,918

                                                                 -------------  ------------

         Total assets                                              $9,482,077    $9,752,156
                                                                 =============  ============


     LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                               6,766,437    $6,885,673
Accounts payable and accrued expenses                                 144,493       173,500
Due to affiliates (Note 8)                                              2,195           646
Tenant security deposits                                               23,090        24,834
Rents received in advance                                                             3,507
                                                                         -

                                                                 -------------  ------------
         Total liabilities                                          6,936,215     7,088,160


Partners' equity                                                    2,545,862     2,663,996

                                                                 -------------  ------------


        Total liabilities and                                      $9,482,077    $9,752,156
partners' equity
                                                                 =============  ============









                                   CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the years ended December 31, 1997, 1996 and 1995






                                                      1997           1996          1995
                                                                 (unaudited)    (unaudited)
Revenue:
   Rental income                                    $1,507,910     $1,361,622    $1,579,782
   Interest Income                                       8,651         30,226        44,533

                                                  -------------  -------------  ------------
                                                    $1,516,561     $1,391,848    $1,624,315

Expenses:
   Operating Expenses                                  747,479        665,878       561,516
   Interest                                            625,459        633,360       642,857
   Depreciation and amortization                       255,643        266,730       375,234
   General and administrative                            6,114          6,223        10,200

                                                  -------------  -------------  ------------
                                                     1,634,695      1,572,191     1,589,807

                                                  -------------  -------------  ------------

Net loss                                             (118,134)      (180,343)       $34,508
                                                  =============  =============  ============



Net income (loss) allocated to:
General Partners                                    ($118,134)     ($180,343)       $34,508


                                  CASABELLA ASSOCIATES


                        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                    For the years ended December 31, 1997, 1996 and 1995


                                                                     Total
                                                                   Partners'
                                                                     Equity

Balance at December 31, 1994                                         3,464,618
(unaudited)

Cash distributions                                                   (184,000)

Net income                                                              34,508
                                                                  -------------


Balance at December 31, 1995                                         3,315,126
(unaudited)

Cash distributions                                                   (470,787)

Net loss                                                             (180,343)
                                                                  -------------


Balance at December 31, 1996                                         2,663,996
(unaudited)

Cash distributions                                                     -

Net loss                                                             (118,134)
                                                                  -------------


Balance at December 31, 1997                                        $2,545,862
                                                                  =============





















                                    CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended December 31, 1997, 1996 and 1995


                                                       1997           1996          1995
                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
  Interest received                                     $11,666        $41,626       $42,047
  Cash received from rents                            1,502,659      1,356,103     1,579,281
  Administrative expenses                               (7,472)       (11,916)      (18,901)
  Rental operations expenses                          (780,586)      (577,518)     (549,753)
  Interest paid                                       (625,912)      (633,774)     (643,235)
                                                   -------------  -------------  ------------

Net cash provided by operating                          100,355        174,521       409,439
activities

Cash flows from investing activities:
  Capital Improvements                                (126,687)      (156,015)      (47,771)
 Cash received from short-term investments              -              581,813       107,147
                                                   -------------  -------------  ------------


Net cash provided (used) by investing                 (126,687)        425,798        59,376
activities

Cash flows from financing activities:
  Distributions to partners                                   -      (470,787)     (184,000)
  Payments on mortgage note payable                   (119,236)      (108,873)      (99,414)
  Cash paid for deposits                                      -        (1,950)        -
  Cash paid for loan refinancing                       (25,895)        -              -
                                                   -------------  -------------  ------------


Net cash provided (used) by financing                 (145,131)      (581,610)     (283,414)
activities
                                                   -------------  -------------  ------------


Net increase (decrease) in cash and cash              (171,463)         18,709       185,401
equivalents

Cash and cash equivalents at beginning of               254,395        235,686        50,285
year
                                                   -------------  -------------  ------------


Cash and cash equivalents at end of                     $82,932       $254,395      $235,686
year
                                                   =============  =============  ============



                                   CASABELLA ASSOCIATES


                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended December 31, 1997, 1996 and 1995







Reconciliation of net income (loss) to net cash provided by operating activities:


                                                       1997           1996          1995
                                                                  (unaudited)    (unaudited)
Net income (loss)                                    ($118,134)     ($180,343)       $34,508
Adjustments to reconcile net income (loss) to
net cash
  provided by operating activities:
Depreciation and amortization                           255,643        266,730       375,234
Change in assets and liabilities net of
effects
  from investing and financing
activities:
    (Increase) decrease in accounts and                 (2,892)         11,400       (2,486)
interest receivable
    (Increase) decrease in real estate tax              (1,553)          (583)         3,748
escrow and prepaid expenses
    (Decrease) increase in accounts
      payable and accrued expenses                     (29,007)         82,150         8,515
    (Decrease) increase in due to                         1,549            686       (9,579)
affiliates
    (Decrease) increase in rents received in            (3,507)          3,507         (101)
advance
    Decrease in tenant security                         (1,744)        (9,026)         (400)
deposits
                                                   -------------  -------------  ------------

Net cash provided by operating                         $100,355       $174,521      $409,439
activities
                                                   =============  =============  ============






                                                   EXHIBIT INDEX

Exhibit
Number
(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (included in Partnership's Registration Statement No. 33-10345, declared effective on February 13, 1987, (the "Registration Statement") and incorporated herein by reference).

(4)(a)(2) Seventeenth Amendment to Amended and Restated Certificate of Limited Partnership dated May 31, 1990 (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

(4)(b) Subscription Agreement (included as an exhibit in the Registration Statement and incorporated herein by reference).

(10)(a) Agreement of Joint Venture of Casabella Associates dated September 27, 1990 (filed as Exhibit (10)(f) to the Form 10-K of Berry and Boyle Development Partners for the year ended December 31, 1990, and incorporated herein by reference).

(10)(b) Property Management Agreement between Canyon View East Joint Venture and L'Auberge Communities Inc. dated May 15, 1996.

(10)(c) Property Management Agreement between Pines on Cheyenne Creek Joint Venture and Berry and Boyle Residential Services dated August 1, 1990 (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

(10)(d) Documents pertaining to the $3,252,000 permanent loan for The Pines on Cheyenne Creek Joint Venture (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

(10)(e) Documents pertaining to the $4,000,000 permanent loan for the Canyon View East Joint Venture (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

(10)(f) Documents pertaining to the $2,940,000 permanent loan for the Mariposa Joint Venture (included as an exhibit to the Partnership's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

(10)(g) Documents pertaining to the $7,300,000 permanent loan for the Casabella Joint Venture filed as an exhibit to the Annual Report on Form 10K for the year ended December 31, 1992 for Berry and Boyle Development Partners III and incorporated herein by reference.

(10)(h) Property Management Agreement regarding Casabella between Casabella Associates and L'Auberge Communities Inc. dated November 1, 1996.

(10)(i) Property Management Agreement regarding Mariposa between Development Partners II and L'Auberge Communities Inc. dated November 1, 1996.

 (10)(j) First Amendment to Joint Venture Agreement of L'Auberge Cheyenne Creek Joint Venture and Related Assignment of Joint Venture Interest.

(10)(k)       Agreement regarding Mariposa Joint Venture.

(10)(l)       Agreement regarding Casabella Joint Venture.

(10)(m) Purchase and Sale Agreement and Escrow Instructions dated January 26, 1998 to sell Mariposa (filed as an exhibit to the Form 10-K of Development Partners II for the year ended December 31, 1997, and incorporated herein by reference).

(10)(n) Purchase and Sale Agreement and Escrow Instructions dated January 26, 1998 to sell Cheyenne Creek

(10)(o) Purchase and Sale Agreement and Escrow Instructions dated February 4, 1998 to sell Casabella

(10)(p) Purchase and Sale Agreement and Escrow Instructions dated February 19, 1998 to sell Canyon View

(27)          Financial Data Schedule