Form 10-Q
period 1998-03-31
DEVELOPMENT PARTNERS II
filed 1998-05-15
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------


                                            ASSETS
                                                                 (Unaudited)
                                                                  March 31,      December 31,
                                                                    1998             1997
                                                                    ----             ----
Assets held for sale/Property, at cost (Notes 9)
  Land                                                             $3,722,346       $3,722,346
  Buildings and improvements                                       11,998,544       11,998,544
  Equipment, furnishings and fixtures                               1,879,637        1,875,577

                                                                --------------  ---------------
                                                                   17,600,527       17,596,467
  Less accumulated depreciation and                               (4,842,299)      (4,842,299)
impairment
                                                                --------------  ---------------

                                                                   12,758,228       12,754,168

Cash and cash equivalents                                             451,735          469,355
Deposits and prepaid expenses                                           1,488            1,446
Accounts receivable                                                         0            6,730
Investment in partnership                                           1,197,046        1,165,443
Deferred expenses, net of accumulated
  amortization of $544,354 and $536,426                                14,532           22,460
                                                                --------------  ---------------

         Total assets                                             $14,423,029      $14,419,602
                                                                ==============  ===============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                             $6,939,120       $6,960,055
Accounts payable                                                       51,967           89,606
Accrued expenses                                                      125,614          137,348
Due to affiliates (Note 8)                                             47,979           16,787
Rents received in advance                                                 850              850
Tenant security deposits                                               53,870           55,025
                                                                --------------  ---------------
         Total liabilities                                          7,219,400        7,259,671

Minority Interest                                                     566,731          557,555
General Partners' deficit                                             (9,434)         (11,160)
Limited Partners' equity                                            6,646,332        6,613,536
                                                                --------------  ---------------

        Total liabilities and partners'                           $14,423,029      $14,419,602
equity
                                                                ==============  ===============








                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                       ---------------


                                                                         Three Months
                                                                            Ended
                                                                           March 31,
                                                                    1998             1997
Revenue:
   Rental income                                                     $442,364         $652,246
    Interest income                                                     5,674            3,395
                                                                --------------  ---------------

                                                                      448,038          655,641

Operating Expenses                                                    186,363          298,079
Interest                                                              171,433          242,844
Depreciation and amortization                                           7,928          117,171
General and administrative                                             70,224           45,540
Equity in income (loss) from partnership                             (31,604)            6,543
                                                                --------------  ---------------
                                                                      404,344          710,177
                                                                --------------  ---------------

Net loss before minority interest                                      43,695         (54,536)
Minority interests' equity in
  subsidiary (income) loss                                            (9,172)            1,686
                                                                --------------  ---------------


Net loss                                                              $34,522        ($52,850)
                                                                ==============  ===============

Net income (loss) allocated to:
  General Partners                                                       $690           ($528)

  Basic and diluted per unit net loss allocated to Investor
Limited
    Partner interest:
       36,963 units issued                                              $0.92          ($1.42)















                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                       ---------------


                                                                  Investor          Total
                                                 General           Limited        Partners'
                                                 Partners         Partners          Equity

Balance at December 31, 1996                        (86,563)        9,288,893        9,202,330

Cash distributions                                  -             (1,663,335)      (1,663,335)

Net loss                                              75,403      (1,012,022)        (936,619)
                                              ---------------   --------------  ---------------

Balance at December 31, 1997                        (11,160)        6,613,536        6,602,376

Cash distributions                                  -                 -               -

Net income (loss)                                      1,726           32,796           34,522
                                              ---------------   --------------  ---------------

Balance at March 31, 1998                           ($9,434)       $6,646,332       $6,636,898
                                              ===============   ==============  ===============























                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       ---------------



                                                                                Three Months
                                                                                   Ended
                                                                                 March 31,
                                                                    1998             1997
Cash flows from operating activities:
  Interest received                                                    $5,674           $3,395
  Cash received from rental income                                    441,209          648,591
  General and administrative expenses                                (57,687)         (35,917)
  Operating expense                                                 (210,393)        (290,733)
  Interest paid                                                     (171,433)        (242,844)

                                                                --------------  ---------------

Net cash (used) provided by operating                                   7,371           82,492
activities

Cash flows from investing activities:
  Proceeds from sale of property
  Capital Improvements                                                (4,056)         (51,078)
                                                                --------------  ---------------

Net cash provided by investing activities                             (4,056)         (51,078)

Cash flows from financing activities:
  Cash paid for loan refinancing                                                      (26,803)
  Principal payments on mortgage notes                               (20,935)          (5,532)
payable
                                                                --------------  ---------------

Net cash used by financing activities                                (20,935)         (32,335)
                                                                --------------  ---------------

Net increase (decrease) in cash and cash equivalents                 (17,620)            (921)

Cash and cash equivalents at beginning of                             469,355          318,746
year
                                                                --------------  ---------------

Cash and cash equivalents at end of year                             $451,735         $317,825
                                                                ==============  ===============












                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       ---------------




Reconciliation of net loss to net cash (used) provided by operating activities:


                                                                        Three Months
                                                                            Ended
                                                                           March 31,
                                                                    1998             1997
Net loss                                                              $34,522        ($52,850)
Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
Depreciation and amortization                                           7,928          117,171
Equity in (income) loss from partnership                             (31,604)           $6,543
Expenses paid with working capital
  reserves of the Partnership                                               -
Minority interests' equity in subsidiary income (loss)                  9,172          (1,686)
Change in assets and liabilities net of effects of investing and financing activities:
    (Increase) decrease in accounts                                     6,730          (6,063)
       receivable
    Decrease in deposits and prepaid expenses                             -            (1,654)
    (Decrease) increase in accounts payable and accrued              (49,415)          (4,757)
        expenses
    (Decrease) increase in due to affiliates                           31,192           29,443
    (Decrease) increase in rents received in advance                      -            (1,406)
    Decrease in tenant security deposits                              (1,155)          (2,249)
                                                                --------------  ---------------

Net cash (used) provided by operating                                  $7,371          $82,492
activities
                                                                ==============  ===============

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,849 investors at March 31, 1998.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 9.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture, Mariposa Joint Venture and Canyon View East Joint Venture. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Notes 4 and 5 regarding the termination of the joint ventures and sale of Mariposa.

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

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. The Partnership entered into a sale agreement and is currently pursuing the sale of Cheyenne Creek. As further discussed in Note 9, effective December 31, 1997, the Partnership recorded its assets at the lower of carrying value or net realizable value and has classified its properties as Held for Sale.

         I.   New Accounting Standards

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1998 and December 31, 1997 consisted of the following:

                                                     1998              1997
                                                     ----              ----
   Cash on hand                                     $451,735          $469,355

                                                    $451,735          $469,355
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1998, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (3) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

For the three months ended March 31, 1998, and 1997, The Pines on Cheyenne Creek Joint Venture had a net income of $40,569 and a net loss of $7,459, respectively.


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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through March 31, 1998, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

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


4.  Joint Venture and Property Acquisitions, continued

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

For the three months ended March 31, 1998 and 1997, the Canyon View East Joint Venture had net income of $26,652 and a net loss of $4,391, respectively.

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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at March 31, 1998 and December 31, 1997, are summarized as follows:

         Assets:                                                 1998               1997
                                                                 ----               ----
           Property, plant and equipment                    $11,580,507        $11,580,507
           Accumulated depreciation                          (2,228,967)        (2,228,967)
                                                             -----------        -----------

             Property, plant and equipment, net               9,351,540          9,351,540

           Other assets                                         223,730            130,537
                                                                -------            -------

             Total assets                                    $9,575,270         $9,482,077
                                                              =========          =========

         Liabilities and partners' equity:
           Mortgage note payable                              6,734,895          6,766,437
           Other liabilities                                    173,237            169,778
                                                                -------            -------
           Total liabilities                                  6,908,132          6,936,215

           Partners' equity                                   2,667,138          2,545,862
                                                              ---------          ---------

             Total liabilities and partners' equity          $9,575,270         $9,482,077
                                                              =========          =========



The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the years ended March 31, 1998 and 1997are summarized as follows:

         Income:                                            1998              1997
                                                            ----              ----
           Rental income                                  $411,717          $387,829
           Other income                                        579             2,847
                                                               ---             -----
                                                           412,296           390,676
         Expenses and other deductions:
           General and administrative                        1,325             1,466
           Operations                                      167,905           182,748
           Depreciation and amortization                     6,428            66,684
           Interest                                        154,121           156,862
                                                           -------           -------
                                                           329,779           407,760
                                                           -------           -------
         Net income (loss)                                 $82,517          ($17,084)
                                                           =======          =========

6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at March 31, 1998 and December 31, 1997, which consisted of the following:
                                           March 31,                December 31,
                                               1998                       1997
         Cheyenne Creek                     $3,114,838                $3,124,041
         Canyon View East                    3,824,282                 3,836,014
                                             ---------                 ---------

                                            $6,939,120                $6,960,055
                                             =========                 =========

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


6.    Mortgage Notes Payable, continued

Cheyenne Creek and Canyon View East:

As discussed in Note 9, the Partnership entered into a Sales Agreement for these properties. The estimated sales price is sufficient to cover the mortgage note balance. However, there can be no assurance that the sale of these properties will occur.

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

Interest included in Accrued expenses in the Consolidated Balance Sheets at March 31, 1998 and 1996 consisted of the following:
                                                1998                      1997
                                                ----                      ----
         Cheyenne Creek                       $13,017                   $13,017
         Canyon View East                      15,584                    15,584
                                               ------                    ------

                                              $28,601                   $28,601
                                               ======                    ======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at March 31, 1998 and December 31, 1997 approximates the fair value of such notes.

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


8.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at March 31, 1998 and December 31, 1997 consisted of $47,979 and $16,787, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1998 and 1997, general and administrative expenses included $19,289, and $15,067, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended March 31, 1998, and 1997, property management fees of $17,702 and $25,522, respectively, were paid to Residential Services - L'Auberge. These fees were 4% of rental revenue.

9.   Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Pines on Cheyenne Creek in Colorado Springs, Colorado and Canyon View East in Tucson, Arizona. On January 15, 1998 the Partnership entered into Sales Agreements (the "Agreements") to sell the Pines on Cheyenne Creek and Canyon View East to unaffiliated third parties. The selling prices for the Pines on Cheyenne Creek and Canyon View East are approximately $6,300,000 and $6,650,000, respectively. The Agreements are subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate these sales in 1998. In addition, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership has received sufficient consents from the Limited Partners, approving the sale of the properties.

The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View East. Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is proceeding to close the sale of Canyon View East to TRH pursuant to the Canyon View Purchase Agreement. The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View East. The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH. Consistent with the Partnerships obligation under its purchase and sale agreement with TRH, the Partnership intends to seek to expunge the lis pendens and to defend against the claims of the co-venturer. Although the Partnership believes that the pending lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View East. Canyon View East will be sold together with an adjacent property which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. Accordingly, the sale of Canyon View East is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At March 31, 1998, the Partnership had cash and cash equivalents of $451,735 compared with $469,355 at December 31, 1997. The aggregate net decrease in working capital reserves was $17,620. The decrease resulted primarily from cash provided by operations of $7,371, offset by 20,935 of principal payments on mortgage notes payable, and $4,056 of fixed asset additions.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona, subject to first mortgage financing in the original principal amount of $3,847,465. The Partnership also owns a majority interest in the Pines at Cheyenne Creek Joint Venture which owns and operates L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado, subject to first mortgage financing in the original principal amount of $3,133,018. The Partnership also owns a minority interest in Casabella Associates which in turn, owns and operates Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona, subject to first mortgage financing in the original amount of $7,320,000. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. The Pines at Cheyenne Creek originally included the developer of Cheyenne Creek as a joint venturer. With regard to the termination of the Mariposa Joint Venture and the resignation of the developer from the Pines on Cheyenne Creek Joint Venture, see Note 4 of Notes to Consolidated Financial Statements. As further discussed below under "Pending Sales" and in Note 9 of the Notes to Consolidated Financial Statements, each of the properties owned by the Partnership or in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View East

The  property  was  89%  occupied  as  of  March  31,  1998,   compared  to  95%
approximately one year ago. At March 31, 1998 and 1997, the market rents for the various unit types were as follows:

               Unit Type                                  1998             1997
              ---------                                  ----             ----
       Two bedroom two bath                               $1095            $865
       Three bedroom two bath                              1265             980


Cheyenne Creek

As of March 31, 1998, the property was 82% occupied, compared to 84% approximately one year ago. The market rents for the various unit types were as follows:

               Unit Type                                   1998           1997
               ---------                                   ----           ----
       One bedroom den                                     $900           $810
       Two bedroom two bath                                1050            925

Results of Operations

For the three months ended March 31, 1998, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, the Canyon View East Joint Venture and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                Cheyenne           Canyon        Partnership  Consolidated
                                                 Creek           View East           Level          Totals
Revenue                                            $224,806          $217,147         $411        $442,364
                                                                                     5,674          $5,674
                                             ---------------   --------------- ------------  --------------
                                                    224,806           217,147        6,085         448,038

Expenses:
  General and administrative                       -                 -              70,224          70,224
  Operations                                         93,200            92,999          164         186,363
  Depreciation and amortization                       3,840             4,088       -                7,928
  Interest                                           78,025            93,408       -              171,433
  Equity in (income) loss from                     -                 -            (31,604)        (31,604)
partnership
                                             ---------------   ---------------  ------------  --------------
                                                    175,065           190,495       38,784         404,344
                                             ---------------   --------------- ------------  --------------

Net income (loss) before minority                    49,741            26,652     (32,699)          43,695
interest

Minority Interests' share of net loss               (9,172)          -              -              (9,172)
                                             ---------------   --------------- ------------  --------------

Net income (loss)                                   $40,569           $26,652    ($32,699)         $34,523
                                             ===============   =============== ============  ==============


For the three months ended March 31, 1997, the Partnership's operating results were comprised of its share of the income (losses) from the Pines on Cheyenne Creek Joint Venture, the Canyon View East Joint Venture and the Mariposa Joint Ventures, and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                              Cheyenne                     Canyon      Partnership     Consolidated
                                                Creek       Mariposa     View East       Level          Totals
   Revenue                                      $230,994      $196,812      $225,220        $2,615         $655,641

   Expenses:
     General and administrative                   -             -            -              45,540           45,540
     Operations                                  115,371        89,265        93,443       -                298,079
     Depreciation and amortization                45,871        29,626        41,674       -                117,171
     Interest                                     78,897        69,453        94,494       -                242,844
     Equity in (income) loss from                 -             -            -               6,543            6,543
   partnership
                                             ------------  ------------ -------------  ------------- ----------------
                                                 240,139       188,344       229,611        52,083          710,177
                                             ------------  ------------ ------------- ------------- ----------------

   Net income (loss) before minority             (9,145)         8,468       (4,391)      (49,468)         (54,536)
   interest

   Minority Interests' share of net loss           1,686        -            -             -                  1,686
                                             ------------  ------------ ------------- ------------- ----------------

   Net income (loss)                            ($7,459)        $8,468      ($4,391)     ($49,468)        ($52,850)
                                             ============  ============ ============= ============= ================


Comparison of Operating Results for the Three Months Ended March 31, 1998 and 1997:

Partnership operations for the three months ended March 31, 1998 generated net income of $34,522 compared with a net loss of $52,850 for the corresponding period in 1997. Revenue decreased by $207,603 or 32% primarily due to the fact that Mariposa was sold on September 30, 1997. Likewise, the operating expenses decreased by $111,716 or 60% primarily due to the sale of Mariposa. However, part of the reduction in operating expenses were due to lower repairs and maintenance at Cheyenne Creek, as well as lower advertising costs for both of the remaining properties. General and administrative expenses increased by $24,684 or 54% primarily due to the legal costs associated with the sales contract, as well as preparation, printing and mailing of the consent
solicitation   sent  to  the  Limited   Partners  for  the  dissolution  of  the
Partnership.