Form 10-Q
period 1998-06-30
DEVELOPMENT PARTNERS II
filed 1998-08-13
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------


                                                    ASSETS
                                                                 (Unaudited)
                                                                  June 30,        December 31,
                                                                    1998             1997
                                                                    ----             ----
Assets held for sale/Property, at cost
  Land                                                             $1,856,811       $3,722,346
  Buildings and improvements                                        5,845,520       11,998,544
  Equipment, furnishings and fixtures                                 669,655        1,875,577

                                                                --------------  ---------------
                                                                    8,371,986       17,596,467
  Less accumulated depreciation and impairment                    (1,830,623)      (4,842,299)
                                                                --------------  ---------------

                                                                    6,541,363       12,754,168

Cash and cash equivalents                                           4,513,289          469,355
Deposits and prepaid expenses                                             556            1,446
Accounts receivable                                                    35,711            6,730
Investment in partnership                                                            1,165,443
                                                                -
Deferred expenses, net of accumulated
  amortization of $558,886 and $536,426                                                 22,460
                                                                -
                                                                -------------------------------

         Total assets                                             $11,090,919      $14,419,602
                                                                ==============  ===============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                             $3,812,261       $6,960,055
Accounts payable                                                       35,586           89,606
Accrued expenses                                                       67,747          137,348
Due to affiliates (Note 8)                                             15,674           16,787
Rents received in advance                                               -                  850
Tenant security deposits                                               22,775           55,025
                                                                --------------  ---------------
         Total liabilities                                          3,954,043        7,259,671

Minority Interest                                                        -             557,555
General Partners' deficit                                               (390)         (11,160)
Limited Partners' equity                                            7,137,266        6,613,536
                                                                --------------  ---------------

        Total liabilities and partners' equity                    $11,090,918      $14,419,602
                                                                ==============  ===============








                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                ---------------


                                                      Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   1998             1997             1998             1997
                                                   ----             ----             ----             ----
Revenue:
   Rental income                                    $368,809         $620,303         $811,173       $1,272,549
    Interest income                                   14,760            2,571           20,434            5,966
   Gain from sale of property                                                         (80,778)
                                              ---------------   --------------  ---------------  ---------------

                                                     383,569          622,874          750,829        1,278,515

Operating Expenses                                   188,806          291,596          375,169          589,674
Interest                                             164,078          242,180          335,511          485,024
Depreciation and amortization                         11,125          117,167           19,053          234,338
General and administrative                            61,372           56,312          131,597          101,852
Equity in income (loss) from partnership           (609,270)            6,673        (649,105)           13,216
                                              ---------------   --------------  ---------------  ---------------
                                                   (183,889)          713,928          212,225        1,424,104
                                              ---------------   --------------  ---------------  ---------------

Net loss before minority interest                    567,458         (91,054)          538,604        (145,589)
Minority interests' equity in
  subsidiary (income) loss                             2,508            3,518            8,232            5,205
                                              ---------------   --------------  ---------------  ---------------


Net income (loss)                                   $569,966        ($87,536)         $546,836       ($140,384)
                                              ===============   ==============  ===============  ===============

Net income (loss) allocated to:
  General Partners                                   $11,399           ($875)          $10,070         ($1,404)

  Basic and diluted per unit net loss allocated to Investor
Limited
    Partner interest:
       36,963 units issued                            $15.11          ($2.34)           $14.52          ($3.76)













                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                ---------------


                                                                  Investor          Total
                                                 General           Limited        Partners'
                                                 Partners         Partners          Equity

Balance at December 31, 1996                        (86,563)        9,288,893        9,202,330

Cash distributions                                  -             (1,663,335)      (1,663,335)

Net income (loss)                                     75,403      (1,012,022)        (936,619)
                                              ---------------   --------------  ---------------

Balance at December 31, 1997                        (11,160)        6,609,432        6,598,272

Cash distributions                                  -                 -               -

Net income                                            10,770          527,834          538,604
                                              ---------------   --------------  ---------------

Balance at June 30, 1998                              ($390)       $7,137,266       $7,136,875
                                              ===============   ==============  ===============








                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                ---------------



                                                                          Six Months
                                                                             Ended
                                                                            June 30,
                                                                    1998            1997
Cash flows from operating activities:
  Interest received                                                   $20,434          $5,966
  Cash received from rental income                                    778,073       1,267,119
  General and administrative expenses                               (145,571)       (143,226)
  Operating expense                                                 (501,934)       (661,023)
  Interest paid                                                     (348,528)       (485,024)

                                                               ---------------  --------------

Net cash (used) provided by operating activities                    (197,526)        (16,188)

Cash flows from investing activities:
  Proceeds from sale of property                                    5,671,909
  Capital Improvements                                               (81,996)        (80,545)
  Distributions received from partnership                           1,792,448         -
  Deferred costs                                                        (874)         -
                                                               ---------------  --------------

Net cash provided by investing activities                           7,381,488        (80,545)

Cash flows from financing activities:
  Cash paid for loan refinancing
  Principal payments on mortgage notes payable                    (3,147,794)        (54,270)
  Distributions paid to the minority interest                           7,314         (5,532)
  Cash paid for deposits                                                  452
                                                               ---------------  --------------

Net cash used by financing activities                             (3,140,028)        (59,802)
                                                               ---------------  --------------

Net increase (decrease) in cash and cash equivalents                4,043,934       (156,535)

Cash and cash equivalents at beginning of year                        469,355         318,746
                                                               ---------------  --------------

Cash and cash equivalents at end of year                           $4,513,289        $162,211
                                                               ===============  ==============










                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 ---------------




Reconciliation of net loss to net cash (used) provided by operating activities:


                                                                           Six Months Ended
                                                                               June 30,
                                                                         1998             1997
                                                                         ----             ----
Net loss                                                                  $546,836       ($140,384)
Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
Depreciation and amortization                                               19,053          234,338
Gain from sale of property                                                  80,778
Equity in (income) loss from partnership                                 (649,105)          $13,216
Minority interests' equity in subsidiary income (loss)                     (8,232)          (5,205)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    (Increase) decrease in accounts receivable                            (29,031)            1,730
    Decrease in deposits and prepaid expenses                                                 (414)
                                                                                 -
    (Decrease) increase in accounts payable and accrued expenses         (123,612)         (98,332)
    (Decrease) increase in due to affiliates                               (1,113)         (15,707)
    (Decrease) increase in rents received in advance                         (850)          (2,607)
    Decrease in tenant security deposits                                  (32,250)          (2,823)
                                                                    ---------------  ---------------

Net cash (used) provided by operating activities                        ($197,526)        ($16,188)
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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,849 investors at June 30, 1998.

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






2.  Significant Accounting Policies, continued

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. The Partnership entered into a sale agreement and sold Cheyenne Creek on May 28, 1998. As further discussed in Note 9, effective December 31, 1997, the Partnership recorded its assets at the lower of carrying value or net realizable value and has classified its properties as Held for Sale.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1998 and December 31, 1997 consisted of the following:
                                                        1998              1997
                                                        ----              ----
       Cash on hand                                $4,513,289          $469,355
                                                   ==========          ========

4.  Joint Venture and Property Acquisitions:

The Partnership has invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Partnership holds a majority interest in these properties and controls the operations of the joint venture. The Mariposa joint venture was effectively terminated on December 31, 1996. Mariposa was sold on September 30, 1997 and Cheyenne Creek was sold on May 28, 1998.

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture (the "Joint Venture") comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership owns a majority interest in the Pines on Cheyenne Creek Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture have been consolidated into the Partnership. The Affiliated Partnership owns an 18% interest in the Pines on Cheyenne Creek. The Partnership and the Affiliated Partnership have been designated the co-managing joint venture partners of the Pines on Cheyenne Creek Joint Venture and will have control over all decisions affecting the joint venture and the property.

4.  Joint Venture and Property Acquisitions, continued

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Cheyenne Creek.

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1998, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (3) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

On May 28, 1998, Cheyenne Creek was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998, as amended. Cheyenne Creek was sold to G&I Cheyenne Creek LLC, a Delaware limited liability company unaffiliated with the Partnership. The purchase price was $6,300,000, subject to certain customary adjustments and a $57,600 credit to the purchaser. The Joint Venture repaid mortgage financing in the approximate amount of $3,138,795 at closing utilizing a portion of proceeds from the sale.

4.  Joint Venture and Property Acquisitions, continued

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through June 30, 1998, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

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

For the six months ended June 30, 1998 and 1997, the Canyon View East Joint Venture had net income of $47,204 and a net loss of $8,677, respectively.

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

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium
Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The purchase price was $11,700,000, subject to certain customary adjustments and a $120,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $1,750,410.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at June 30, 1998 and December 31, 1997, are summarized as follows:

         Assets:                                                 1998               1997
                                                                 ----               ----
           Property, plant and equipment           $           -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                            130,537

             Total assets                          $           -                $9,482,077
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage note payable                                                 6,766,437
           Other liabilities                                                       169,778
                                                                                   -------
           Total liabilities                                                     6,936,215

           Partners' equity                                                      2,545,862

             Total liabilities and partners' equity$            -               $9,482,077
                                                                                 =========


The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the six months ended June 30, 1998 and 1997 are summarized as follows:

         Income:                                            1998              1997
                                                            ----              ----
           Rental income                                  $636,657          $755,277
           Other income                                     26,688             5,620
           Gain on sale of property                      2,066,086                 _
                                                         ---------   ---------------

                                                         2,729,431           760,897
         Expenses and other deductions:
           General and administrative                        2,144             3,908
           Operations                                      268,855           351,749
           Depreciation and amortization                    13,927           133,368
           Interest                                        284,752           313,061
                                                           -------           -------
                                                           569,708           802,086
                                                           -------           -------
         Net income (loss)                              $2,159,723          ($41,189)
                                                        ==========          =========


6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at June 30, 1998 and December 31, 1997, which consisted of the following:
                                           June 30,                 December 31,
                                             1998                       1997
  Cheyenne Creek                   $         -                       $3,124,041
  Canyon View East                          3,812,261                 3,836,014
                                            ---------                 ---------

                                           $3,812,261                $6,960,055
                                            =========                 =========

The original maturity dates for these notes were September 15, 1997.

Cheyenne Creek

On September 10, 1997, the lender extended the terms of the Cheyenne Creek mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $29,076 and fixed interest rate of 10% remain unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. As discussed in Note 4, the Partnership sold Cheyenne Creek. In connection with this sale, the outstanding mortgage debt for the property was paid off. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

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

On July 17, 1998, the Partnership loaned Canyon View East Joint Venture $3,810,302 to pay off the mortgage that was due on September 15, 1998. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

Interest included in Accrued expenses in the Consolidated Balance Sheets at June 30, 1998 and 1997 consisted of the following:
                                                 1998          1997
                                                 ----          ----
    Cheyenne Creek                      $       -             $13,017
    Canyon View East                           15,594          15,584
                                               ------          ------
                                              $15,594         $28,601
                                               ======         ======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at June 30, 1998 and December 31, 1997 approximates the fair value of such notes.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Cheyenne Creek and Casabella of $4.1 were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Casabella and Cheyenne Creek of $932,907 was allocated as follows. The General Partner received a gain on sale allocation of approximately $50,900 and the Limited Partners received a gain on sale allocation of approximately $882,007. These allocations were in accordance with the terms of the Partnership Agreement.


8.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at June 30, 1998 and December 31, 1997 consisted of $15,674 and $16,787, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 1998 and 1997, general and administrative expenses included $32,386, and $27,890, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek , Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended June 30, 1998, and 1997, property management fees of $32,457 and $49,981, respectively, were paid to Residential Services - L'Auberge. These fees were 4% of rental revenue.

9.   Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View East in Tucson, Arizona. On January 15, 1998 the Partnership entered into Sales Agreement (the "Agreement") to sell Canyon View East to a unaffiliated third party. The selling price Canyon View East is approximately $6,650,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. The Partnership expects to consummate the sale in 1998. In addition, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership has received sufficient consents from the Limited Partners, approving the sale of the property.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View has been filed.


9.  Assets Held for Sale continued:

The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View East. Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is attempting to close the sale of Canyon View East to TRH pursuant to the Canyon View Purchase Agreement.

The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View East. The lawsuit seeks specific performance of its alleged right to acquire Canyon View East or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH.

The Partnership is attempting to expunge the lis pendens defending against the claims of the co-venturer. The Partnership and the General Partners have filed an answer and counterclaim in which they denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View East, as well as monetary damages in an amount to be proven at trial.

TRH has intervened in the lawsuit and filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View East, as well as monetary damages from the co-venturer in an amount to be proven at trial.

The co-venturer has recently filed an amended complaint alleging claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty against the Partnership and General Partners. The co-venturer has stated its intention to seek compensatory and punitive damages for such claims. The Partnership and the General Partners believe that such claims are meritless and will defend against them.

The Partnership and General Partners have filed a motion for partial summary judgement, which seeks a declaration that the co-venturer does not have the right to acquire Canyon View East. The court is scheduled to hear this motion on October 5, 1998. As of this date, a trial date has not been scheduled.

 Although the Partnership believes that the co-venturer's lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View East. Canyon View East will be sold together with an adjacent property which is owned by a joint venture in which a public limited partnership of which the General Partners or their affiliates are the general partners is the managing venturer. Accordingly, the sale of Canyon View East is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties.

As it is the intent of the General Partners to pursue the sale of the property, the Partnership has recorded the assets at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership has stopped depreciating these assets effective January 1, 1998. If closing of the sale was to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At June 30, 1998, the Partnership had cash and cash equivalents of $4,513,289 compared with $469,355 at December 31, 1997. The aggregate net increase in working capital reserves was $4,043,934. The increase resulted primarily from cash provided by the sale of the property of $5,671,909 plus distributions of $1,792,448 received from Casabella Associates in connection with the sale of Casabella, offset by the payment of the mortgage in the amount of $3,147,794 and by the cash required for operations of $197,526, fixed asset acquisitions in the amount of $81,996 and $7,314 distributions to minority interest partners.

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

Canyon View East

The property was 85% occupied as of June 30, 1998, compared to 95% approximately one year ago. At June 30, 1998 and 1997, the market rents for the various unit types were as follows:

              Unit Type                                  1998             1997
              ---------                                  ----             ----
       Two bedroom two bath                               $875             $865
       Three bedroom two bath                              1010             980

Results of Operations

The Partnership's operating results for the three months ended June 30, 1998, consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                                  Cheyenne             Canyon          Partnership      Consolidated
                                                   Creek             View East               Level            Totals
Revenue                                               $146,926            $223,534         $13,109          $383,569

Expenses:
  General and administrative                         -                   -                  61,372            61,372
  Operations                                            85,941             102,367             498           188,806
  Depreciation and amortization                          7,037               4,088         -                  11,125
  Interest                                              67,551              96,527         -                 164,078
  Equity in (income) loss from partnership           -                   -               (609,270)         (609,270)
                                              -----------------   -----------------  --------------   ---------------
                                                       160,529             202,982       (547,400)         (183,889)
                                              -----------------   -----------------  --------------   ---------------

Net income (loss) before minority interest            (13,603)              20,552         560,509           567,458

Minority Interests' share of net loss                    2,508           -                 -                   2,508
                                              -----------------   -----------------  --------------   ---------------

Net income (loss)                                    ($11,095)             $20,552        $560,509          $569,966
                                              =================   =================  ==============   ===============


The  Partnership's  operating  results for the three  months ended June 30, 1997 consisted of interest income,  administrative  expenses, the Partnership's share of the loss from  Casabella  Associates  and its share of the  income and losses allocated from the joint ventures, as follows:
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
                                            ============= ============== ============== ============== ================

For the six months ended June 30, 1998, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, the Canyon
View East Joint Venture and the Partnership's share of the income from Casabella
Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                    Cheyenne            Canyon            Partnership      Consolidated
                                                     Creek            View East                 Level            Totals
Revenue                                                 $371,732           $440,681           $19,194          $831,607
Gain (loss) from sale of property                       (80,778)                                              ($80,778)
                                                -----------------  -----------------  ----------------  ----------------
                                                         290,954            440,681            19,194           750,829

Expenses:
  General and administrative                           -                  -                   131,597           131,597
  Operations                                             179,141            195,366               662           375,169
  Depreciation and amortization                           10,877              8,176          -                   19,053
  Interest                                               145,576            189,935          -                  335,511
  Equity in (income) loss from partnership             -                  -                 (649,105)         (649,105)
                                                -----------------  -----------------  ----------------  ----------------
                                                         335,594            393,477         (516,846)           212,225
                                                -----------------  -----------------  ----------------  ----------------

Net income (loss) before minority interest              (44,640)             47,204           536,040           538,604

Minority Interests' share of net loss                      8,232          -                  -                    8,232
                                                -----------------  -----------------  ----------------  ----------------

Net income (loss)                                      ($36,408)            $47,204          $536,040          $546,836
                                                =================  =================  ================  ================

For the six months ended June 30, 1997, the Partnership's operating results were comprised of its share of the income  (losses) from the Pines on Cheyenne  Creek
Joint  Venture,  the  Canyon  View East Joint  Venture  and the  Mariposa  Joint
Ventures,  and the Partnership's share of the income from Casabella  Associates,
as  well  as  partnership   level  interest  income  earned  on  its  short-term
investments,  reduced by administrative  expenses.  A summary of these operating results (unaudited) appears below:
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
                                              ===========  ============ =============== =============  =================


Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997:

Partnership operations for the six months ended June 30, 1998 generated net income of $546,836, including a $80,778 capital loss on the sale of Cheyenne Creek compared with a net loss of $140,384 for the corresponding period in 1997. Revenue decreased by $446,908 or 35% primarily due to the fact that Mariposa was sold on September 30, 1997 and Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $214,505 or 36% primarily due to the sale of the properties. General and administrative expenses increased by $29,745or 23% primarily due to the legal costs associated with the lawsuit filed regarding the sales contract on Canyon View as discussed in Note 8.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
          Response:  None

ITEM 2.  Changes in Securities
          Response:  None

ITEM 3.  Defaults Upon Senior Securities
          Response:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders
          Response:  None

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

          Response:  The Partnership reported the sale of Cheyenne Creek and Casabella on Form 8-K filed on June 10, 1998.



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


          DEVELOPMENT PARTNERS II
          (A Massachusetts Limited Partnership)

         By:  GP L'Auberge Communities, L.P., A California Limited Partnership,
                 General Partner

                  By:  L'Auberge Communities, Inc., its General Partner

                       By:  ____/s/ Stephen B. Boyle________________
                             Stephen B. Boyle, President


                                        Date:   August 14, 1998