Form 10-Q
period 1998-09-30
DEVELOPMENT PARTNERS II
filed 1998-11-12
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

                           CONSOLIDATED BALANCE SHEETS

                                  ---------------


                                     ASSETS
                                                                 (Unaudited)
                                                                 September 30,    December 31,
                                                                     1998            1997
                                                                     ----            ----
Assets held for sale/Property, at cost
  Land                                                              $1,856,811      $3,722,346
  Buildings and improvements                                         5,845,520      11,998,544
  Equipment, furnishings and fixtures                                  669,655       1,875,577

                                                                ---------------  --------------
                                                                     8,371,986      17,596,467
  Less accumulated depreciation and impairment                     (1,830,623)     (4,842,299)
                                                                ---------------  --------------

                                                                     6,541,363      12,754,168

Cash and cash equivalents                                              661,293         469,355
Deposits and prepaid expenses                                               31           1,446
Accounts receivable                                                       -              6,730
Investment in partnership                                                 -          1,165,443
Deferred expenses, net of accumulated
  amortization of $558,886 and $536,426                                   -             22,460
                                                                 -------------------------------

         Total assets                                               $7,202,687     $14,419,602
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                          $        -          $6,960,055
Accounts payable                                                       123,342          89,606
Accrued expenses                                                        19,288         137,348
Due to affiliates (Note 8)                                              56,841          16,787
Rents received in advance                                                 -                850
Tenant security deposits                                                21,485          55,025
                                                                ---------------  --------------
         Total liabilities                                             220,956       7,259,671

Minority Interest                                                         -            557,555
General Partners' deficit                                              (1,422)        (11,160)
Limited Partners' equity                                             6,983,153       6,613,536
                                                                ---------------  --------------

        Total liabilities and partners' equity                      $7,202,687     $14,419,602
                                                                ===============  ==============








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 ---------------


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                   1998              1997            1998             1997
Revenue:
   Rental income                                    $196,354          $616,708      $1,097,281       $1,889,257
    Interest income                                   79,498             2,869          10,177            8,835
   Gain from sale of property                                                         (80,778)          201,093
                                              ---------------   ---------------  --------------  ---------------

                                                     275,852           619,577       1,026,680        2,099,185

Operating Expenses                                    98,959           357,919         474,128          947,593
Interest                                              94,641           257,502         430,152          742,526
Depreciation and amortization                              0           133,162          19,053          367,500
General and administrative                            71,064            54,142         202,661          155,994
Equity in income (loss) from partnership                                25,495       (649,106)           38,711
                                              ---------------   ---------------  --------------  ---------------
                                                     264,664           828,220         476,888        2,252,324
                                              ---------------   ---------------  --------------  ---------------

Net loss before minority interest                     11,188         (208,643)         549,792        (153,139)
Minority interests' equity in
  subsidiary (income) loss                                               3,856           8,232            9,060
                                              ---------------   ---------------  --------------  ---------------


Net income (loss)                                    $11,188        ($204,787)        $558,024       ($144,079)
                                              ===============   ===============  ==============  ===============

Net income (loss) allocated to:
  General Partners                                      $224          ($2,048)          $9,738         ($1,441)

  Basic and diluted per unit net loss allocated to Investor
Limited
    Partner interest:
       36,963 units issued                             $0.30           ($5.48)          $14.83          ($3.86)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                 ---------------


                                                                            Investor          Total
                                                           General          Limited         Partners'
                                                          Partners          Partners         Equity

Balance at December 31, 1996                                ($86,563)        $9,288,893      $9,202,330

Cash distributions                                            -             (1,663,335)     (1,663,335)

Net income (loss)                                              75,403       (1,012,022)       (936,619)
                                                        --------------   ---------------  --------------

Balance at December 31, 1997                                 (11,160)         6,609,433       6,598,273

Cash distributions                                            -               (166,334)       (166,334)

Net income                                                      9,738           540,054         549,792
                                                        --------------   ---------------  --------------

Balance at September 30, 1998                                ($1,422)        $6,983,153      $6,981,731
                                                        ==============   ===============  ==============









                                           DEVELOPMENT PARTNERS II
                                    (A Massachusetts Limited Partnership)
                                              AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               ---------------



                                                                     Nine Months Ended
                                                                       September 30,
                                                                  1998             1997
                                                                  ----             ----
Cash flows from operating activities:
  Interest received                                                 $10,177           $8,835
  Cash received from rental income                                1,062,891        1,884,390
  General and administrative expenses                             (167,731)        (184,920)
  Operating expense                                               (531,509)        (902,506)
  Interest paid                                                   (445,282)        (754,112)

                                                              --------------   --------------

Net cash (used) provided by operating activities                   (71,454)           51,687

Cash flows from investing activities:
  Proceeds from sale of property                                  5,671,909        5,023,278
  Capital Improvements                                             (81,996)        (207,635)
  Distributions received from partnership                         1,805,763          -
  Deposits with escrow agents                                       -               (11,385)
  Deferred costs                                                        963          -
                                                              --------------   --------------

Net cash provided by investing activities                         7,396,639        4,804,258

Cash flows from financing activities:
  Distributions to partners                                       (166,334)           -
  Principal payments on mortgage notes payable                  (6,960,055)      (2,910,303)
  Distributions paid to the minority interest                       (7,310)          (5,532)
  Cash paid for deposits                                                452            (285)
                                                              --------------   --------------

Net cash used by financing activities                           (7,133,247)      (2,916,120)
                                                              --------------   --------------

Net increase (decrease) in cash and cash equivalents                191,938        1,939,825

Cash and cash equivalents at beginning of year                      469,355          318,746
                                                              --------------   --------------

Cash and cash equivalents at end of year                           $661,293       $2,258,571
                                                              ==============   ==============












                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 ---------------




Reconciliation of net loss to net cash (used) provided by operating activities:

                                                                            Nine Months Ended
                                                                               September 30,
                                                                           1998             1997
                                                                           ----             ----
Net loss                                                                   $558,024       ($144,079)
Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
Depreciation and amortization                                                19,053         367,500
Gain from sale of property                                                   80,778        (201,093)
Equity in (income) loss from partnership                                   (649,106)         38,711
Minority interests' equity in subsidiary income (loss)                       (8,232)         (9,060)
Change in assets  and  liabilities  net of effects of
investing  and  financing activities:
   (Increase) decrease in accounts receivable                                 7,623         (21,458)
    Decrease in deposits and prepaid expenses                                                (1,203)
   (Decrease) increase in accounts payable and accrued expenses             (85,258)         41,495
   (Decrease) increase in due to affiliates                                  40,054         (14,259)
   (Decrease) increase in rents received in advance                            (850)         (2,607)
   Decrease in tenant security deposits                                     (33,540)         (2,260)
                                                                       --------------  ---------------

Net cash (used) provided by operating activities                           ($71,454)        $51,687
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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,849 investors at September 30, 1998.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1998 and December 31, 1997 consiste of the following:
                                                        1998              1997
                                                        ----              ----
                  Cash on hand                       $661,293          $469,355
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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1998, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (3) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through September 30, 1998, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (5) pay certain costs associated with the permanent loan refinancing.

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

For the nine months ended September 30, 1998 and 1997, the Canyon View East Joint Venture had net income of $51,220 and a net loss of $31,868, respectively.

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

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium
Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The purchase price was $11,700,000, subject to certain customary adjustments and a $120,000 credit to the purchaser. The Partnership repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $1,792,450.

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at September 30, 1998 and December 31, 1997, are summarized as follows:

         Assets:                                                 1998               1997
                                                                 ----               ----
           Property, plant and equipment                 $     -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                            130,537

             Total assets                                $     -                $9,482,077
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage note payable                                                 6,766,437
           Other liabilities                                                       169,778
                                                                                   -------
           Total liabilities                                                     6,936,215

           Partners' equity                                                      2,545,862

             Total liabilities and partners' equity      $      -               $9,482,077
                                                                                 =========


The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the six months ended September 30, 1998 and 1997 are summarized as follows:

         Income:                                            1998              1997
                                                            ----              ----
           Rental income                                  $640,283        $1,108,036
           Other income                                     23,062             7,333
           Gain on sale of property                       1899,836                 _
                                                          --------   ---------------

                                                         2,563,181         1,115,369
         Expenses and other deductions:
           General and administrative                        2,144             5,441
           Operations                                      268,855           543,168
           Depreciation and amortization                    13,927           196,751
           Interest                                        284,752           471,083
                                                           -------           -------
                                                           569,708         1,216,443
         Net income (loss)                              $1,993,473         ($101,074)
                                                        ==========         ==========


6.  Mortgage Notes Payable:

All of the property owned by the Partnership is pledged as collateral for the nonrecourse mortgage notes payable outstanding at September 30, 1998 and December 31, 1997, which consisted of the following:
                                         September 30,              December 31,
                                             1998                       1997
   Cheyenne Creek                  $         -                       $3,124,041
   Canyon View East                                                   3,836,014
                                          ---------                   ---------
                                             -                       $6,960,055
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

Interest included in Accrued expenses in the Consolidated Balance Sheets at September 30, 1998 and 1997 consisted of the following:
                                                 1998                      1997
                                                 ----                      ----
         Cheyenne Creek                  $       -                      $ 13,017
         Canyon View East                       13,471                    15,584
                                                ------                    ------
                                              $ 13,471                  $ 28,601
                                                ======                    ======

The  principal   balance  of  the  mortgage  notes  payable   appearing  on  the
consolidated balance sheets at September 30, 1998 and December 31, 1997 approximates the fair value of such notes.

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

Gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Cheyenne Creek and Casabella of $4.1 million were allocated as follows. The Limited Partners received 100% of the cash distribution from sale. The total gain on sale of Casabella and Cheyenne Creek of $539,128 was allocated as follows. The General Partner received a gain on sale allocation of approximately $9,631 and the Limited Partners received a gain on sale allocation of approximately $529,497. These allocations were in accordance with the terms of the Partnership Agreement.


8.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1998 and
December 31, 1997 consisted of $56,841 and $16,787, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of September 30, 1998 and 1997, general and administrative expenses included $46,844, and $46,096, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended September 30, 1998, and 1997, property management fees of $40,232 and $74,361, respectively, were paid to Residential Services - L'Auberge. These fees were 4% of rental revenue.

9.        Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View East in Tucson, Arizona. On January 15, 1998 the Partnership entered into Sales Agreement (the "Agreement") to sell Canyon View East to an unaffiliated third party. The selling price Canyon View East is approximately $6,650,000. The Agreement is subject to completion of customary due diligence to the satisfaction of the purchaser, and the purchaser obtaining a financing commitment on commercially reasonable terms and conditions. In addition, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership has received sufficient consents from the Limited Partners, approving the sale of the property.

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

The Partnership is attempting to expunge the lis pendens defending against the claims of the co-venturer. The Partnership and the General Partners have filed an answer and counterclaim in which they denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View East, as well as monetary damages in an amount to be proven at trial. The Partnership has moved to amend its counterclaim to allege additional claims.

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

The Partnership and General Partners have filed a motion for partial summary judgement, which seeks a declaration that the co-venturer does not have the right to acquire Canyon View East. The hearing date on that motion is scheduled for mid-November 1998. The determination by the court will be rendered some time thereafter. The trial is scheduled for mid January 1999.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At September 30, 1998, the Partnership had cash and cash equivalents of $661,293 compared with $469,355 at December 31, 1997. The aggregate net increase in working capital reserves was $191,938. The increase resulted primarily from cash provided by the sale of the property of $5,671,909 plus distributions of $1,805,763 received from Casabella Associates in connection with the sale of Casabella, offset by the payment of the mortgage in the amount of $6,960,055, distributions to partners of $166,334, cash required for operations of $71,454, fixed asset acquisitions in the amount of $81,996 and $7,310 distributions to minority interest partners.

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

Canyon View East

The property was 88% occupied as of September 30, 1998, compared to 92% approximately one year ago. At September 30, 1998 and 1997, the market rents for the various unit types were as follows:

                          Unit Type                       1998             1997
                          ---------                       ----             ----
                  Two bedroom two bath                    $875             $875
                  Three bedroom two bath                  1010             1010

Results of Operations

The Partnership's operating results for the three months ended September 30, 1998, consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                                          Canyon         Partnership    Consolidated
                                                         View East           Level            Totals
Revenue                                                     $196,354       $79,498          $275,852

Expenses:
  General and administrative                                 -              71,064            71,064
  Operations                                                  97,696         1,263            98,959
  Depreciation and amortization                              -              -               -
  Interest                                                    94,641        -                 94,641
  Equity in (income) loss from partnership                   -                              -
                                                       --------------  ------------  ----------------
                                                             192,337        72,327           264,664
                                                       --------------  ------------  ----------------

Net income (loss) before minority interest                     4,017         7,171            11,188

Minority Interests' share of net loss                        -              -               -
                                                       --------------  ------------  ----------------

Net income (loss)                                             $4,017        $7,171           $11,188
                                                       ==============  ============  ================

The Partnership's operating results for the three months ended September 30, 1997 consisted of interest income, administrative expenses, the Partnership's share of the loss from Casabella Associates and its share of the income and losses allocated from the joint ventures, as follows:

                                          Cheyenne                          Canyon       Partnership  Consolidated
                                            Creek          Mariposa        View East           Level        Totals
Revenue                                      $228,441         $169,301        $220,368        $1,467      $619,577

Expenses:
  General and administrative                  -                -               -              54,142        54,142
  Operations                                  117,614          136,798         103,507                     357,919
  Depreciation and amortization                50,764           38,810          43,588        -            133,162
  Interest                                     80,972           80,066          96,464        -            257,502
  Equity in (income) loss from                -                -               -              25,495        25,495
partnership
                                        --------------   --------------  --------------  ------------  ------------
                                              249,350          255,674         243,559        79,637       828,220
                                        --------------   --------------  --------------  ------------ -------------

Net income (loss) before minority            (20,909)         (86,373)        (23,191)      (78,170)     (208,643)
interest

Minority Interests' share of net                3,856          -               -              -              3,856
loss
                                        --------------   --------------  --------------  ------------ -------------

Net income (loss)                           ($17,053)        ($86,373)       ($23,191)     ($78,170)    ($204,787)
                                        ==============   ==============  ==============  ============ =============
For the nine months  ended  September  30,  1998,  the  Partnership's  operating results were comprised of its share of the income  (losses) from Cheyenne Creek, the Canyon  View East Joint  Venture and the  Partnership's  share of the income from Casabella  Associates,  as well as partnership level interest income earned on its short-term investments,  reduced by administrative expenses. A summary of these operating results (unaudited) appears below:
                                                       Cheyenne         Canyon        Partnership   Consolidated
                                                        Creek         View East           Level           Totals
Revenue                                                   $371,732        $637,034      $98,692       $1,107,458

Expenses:
  General and administrative                              -               -             202,661          202,661
  Operations                                               179,141         293,062        1,925          474,128
  Depreciation and amortization                             10,877           8,176       -                19,053
  Interest                                                 145,576         284,576       -               430,152
  Equity in (income) loss from                            -               -           (649,106)        (649,106)
partnership
                                                    --------------- ---------------  ------------  ---------------

                                                           335,594         585,814    (444,520)          476,888
                                                    --------------- --------------- ------------  ---------------

Net income (loss) before minority                           36,138          51,220      543,212          630,570
interest

Minority Interests' share of net loss                        8,232        -              -                 8,232
                                                    --------------- --------------- ------------  ---------------

Net income (loss)                                          $44,370         $51,220     $543,212         $638,802
                                                    --------------- --------------- ------------  ---------------

Gain from sale of property                               ($80,778)                                      (80,778)
                                                    --------------- --------------- ------------  ---------------

Net income (loss)                                        ($36,408)         $51,220     $543,212         $558,024
                                                    =============== =============== ============  ===============





For the nine months  ended  September  30,  1997,  the  Partnership's  operating results  were  comprised of its share of the income  (losses)  from the Pines on
Cheyenne  Creek  Joint  Venture,  the  Canyon  View East Joint  Venture  and the
Mariposa  Joint  Ventures,  and  the  Partnership's  share  of the  income  from
Casabella Associates, as well as partnership level interest income earned on its short-term investments,  reduced by administrative  expenses. A summary of these operating results (unaudited) appears below:
                                          Cheyenne                       Canyon       Partnership   Consolidated
                                           Creek         Mariposa      View East          Level           Totals
Revenue                                    $669,832        $550,991       $671,217       $6,052       $1,898,092

Expenses:
  General and administrative                 -              -              -            155,994          155,994
  Operations                                337,905         318,727        290,961                       947,593
  Depreciation and amortization             142,505          98,061        126,934       -               367,500
  Interest                                  238,556         218,780        285,190       -               742,526
  Equity in (income) loss from               -              -              -             38,711           38,711
partnership
                                         -----------   -------------  -------------  -----------  --------------
                                            718,966         635,568        703,085      194,705        2,252,324
                                         -----------   -------------  -------------  -----------  ---------------

Net income (loss) before minority          (49,134)        (84,577)       (31,868)    (188,653)        (354,232)
interest

Minority Interests' share of net              9,060         -              -             -                 9,060
loss
                                         -----------   -------------  -------------  -----------  ---------------

Net income (loss) from operations         ($40,074)       ($84,577)      ($31,868)   ($188,653)       ($345,172)
                                         -----------   -------------  -------------  -----------  ---------------

Gain from sale of property                                 $201,093                                      201,093
                                         -----------   -------------  -------------  -----------  ---------------

Net income (loss)                         ($40,074)        $116,516      ($31,868)   ($188,653)       ($144,079)
                                         ===========   =============  =============  ===========  ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997:

Partnership operations for the nine months ended September 30, 1998 generated net income of $558,024, including a $80,778 capital loss on the sale of Cheyenne Creek compared with a net loss of $144,079 for the corresponding period in 1997. Revenue decreased by $790,634 or 42% primarily due to the fact that Mariposa was sold on September 30, 1997 and Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $473,465 or 50% primarily due to the sale of the properties. General and administrative expenses increased by $46,667 or 30% primarily due to the legal costs associated with the lawsuit filed regarding the sales contract on Canyon View as discussed in Note 8.

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


              Date:   November 13, 1998