Form 10-K
period 1998-12-31
DEVELOPMENT PARTNERS II
filed 1999-03-05
CIK 806397

December 31, 1998
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

Documents incorporated by reference:  None

The Exhibit Index is located on page F-21

PART I

ITEM 1.           BUSINESS

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) demographic changes; (v) slow growth initiatives; (vi) governmental regulation, including the interpretation of tax, labor and environmental laws; (vii); (viii) required accounting changes; and (ix) other factors over which the Partnership has little or no control.

Development Partners II (A Massachusetts Limited Partnership) (the "Partnership"), formerly Berry and Boyle Development Partners II, was formed on January 9, 1987. The General Partners are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California Limited Partnership (formerly Berry and Boyle Management).

The Partnership was formed to operate and ultimately dispose of a diversified portfolio of income-producing residential real properties directly or through its joint venture interests in joint ventures which own such properties. Descriptions of such properties are included below in Item 2, as well as in Notes 5 and 6 of the Notes to the Consolidated Financial Statements included in this report and incorporated herein by reference thereto.

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership required the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. The consent of a majority in interest of the limited partners to the dissolution was obtained in April 1998. Two of the properties owned by the Partnership or in which the Partnership owned an interest were sold to purchasers unaffiliated with the General Partners. These properties were Cheyenne Creek and Casabella, both sold in May 1998. Net proceeds from this sale were used to retire Canyon View East's existing mortgage debt, which had been due to mature in September 1998. Canyon View East, the sole remaining property owned by the Partnership, is under contract to be sold to a purchaser unaffiliated with the general Partners. Net proceeds from the sale will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

On-site management of the Partnership property is currently provided by an affiliate of the General Partners. The terms of such property management services between the Partnership (or joint venture) and the property manager are embodied in a written management agreement. Property management fees equal 4% of the gross revenues. The property manager is responsible for on-site operations and maintenance, generation and collection of rental income, and payment of operating expenses.

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

The success of the Partnership will depend upon factors which are difficult to predict and many of which are beyond the control of the Partnership. Such factors include, among others, general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's investments are located, competitive factors, the availability and cost of borrowed funds, real estate tax rates, federal and state income tax laws, operating expenses (including maintenance and insurance), energy costs, government regulations, and potential liability under and changes in environmental and other laws, as well as the successful management of the property.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.


ITEM 2.           PROPERTIES

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona. The Partnership also owned a majority interest in the Pines at Cheyenne Creek Joint Venture which owned and operated L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado. Cheyenne Creek was sold in May 1998. The Partnership also owned a minority interest in Casabella Associates which in turn, owned and operated Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona. Casabella also was sold in May 1998. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. The Pines at Cheyenne Creek originally included the developer of Cheyenne Creek as a joint venturer. With regard to the termination of the Mariposa Joint Venture and the resignation of the developer from the Pines on Cheyenne Creek Joint Venture, see Note 5 of Notes to Consolidated Financial Statements. As further discussed below under "Pending Sales" and in Note 10 of the Notes to Consolidated Financial Statements, Canyon View East is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View East

On March 8, 1989, the Partnership acquired a majority interest in the Canyon View East Joint Venture. The Partnership has been designated as the managing venturer of the joint venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1998, the Partnership has contributed total capital of $4,334,180 to the joint venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the permanent loan refinancing, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $523,022 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

The property was 91% occupied as of January 15, 1999, compared to 89% approximately one year ago. At December 1998 and 1997, the market rents for the various unit types were as follows:

        Unit Type ............................             1998             1997
----------------------------------------------           ------           ------
Two bedroom two bath .........................           $1,095           $1,095
Three bedroom two bath .......................           $1,265           $1,265

Cheyenne Creek

On May 28, 1998, Cheyenne Creek was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998, as amended. Cheyenne Creek was sold to G&I Cheyenne Creek LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price was $6,156,249 subject to certain customary adjustments net of a credit to the purchaser of $57,600 for capital improvements. The Joint Venture repaid mortgage financing in the approximate amount of $3,138,795 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a loss on sale of approximately $80,778.

Mariposa

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

Casabella

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium
Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702, subject to certain customary adjustments net of a credit to the purchaser of $120,000 for capital improvements. Proceeds from sale were used to repay mortgage financing in the approximate amount of $6,750,400 at closing. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $1,750,425.

Pending Sales

On February 19, 1998, the Partnership entered into Sales Agreement (the "Agreement") to sell Canyon View East to Tucson Realty Holding Co. Inc., an unaffiliated third party. The selling price for Canyon View East is approximately $6,648,503. Under certain conditions, the sale is contingent upon the approval of the Limited Partners. As of May 13, 1998, the Partnership had received sufficient consents from the Limited Partners, approving the sale of the property.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View has been filed.

The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View East. Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's co-venturers were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to Tucson Realty Holding Co. Inc. ("TRH"), the co-venturers had until the close of business on March 13, 1998 to exercise the right of first refusal on the terms contained in the Canyon View Purchase Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Canyon View Purchase Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is proceeding to close the sale of Canyon View East to TRH pursuant to the Canyon View Purchase Agreement. The co-venturer has filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View East. The lawsuit seeks specific performance of the right of first refusal to require the Partnership to sell the property to the co-venturer or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer has filed a lis pendens on the property as a means of prohibiting its sale to TRH. The Partnership intends to seek to expunge the lis pendens and to defend against the claims of the co-venturer. Although the Partnership believes that the pending lawsuit has no merit, it could materially delay the Partnership's sale of Canyon View East. In the event of a sale to TRH, Canyon View East would be sold together with an adjoining apartment phase owned by Canyon View Joint Venture, an affiliated entity which is the
Managing Venturer of Development Partners, a public limited partnership. Accordingly, the sale of Canyon View East is also conditioned upon the consent of the limited partners of the affiliated partnership to the dissolution of such partnership. The $16,750,000 total purchase price for the two adjacent properties was allocated between the two joint ventures based on gross rent potential of the two properties. The Closing Date is subject to the conclusion of the lawsuit.

The Purchase Agreement provides that the purchaser, ("TRH"), has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, the purchaser has the customary right to withdraw its offer for any reason. Because the property sale is subject to the purchaser's due diligence review of the property, there can be no assurance that any or all proposed sale described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. The Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.


ITEM 3.           LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject. Although the General Partners do not believe it to be material or with merit, for information regarding a lawsuit related to the pending sale of Canyon View East, see the discussion under the subheading "Pending Sales" in Item 2 above.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                                      PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Unit holders as of December 31, 1998 was 1,842.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. On December 29, 1997, proceeds from the sale of Mariposa were distributed as return of capital. Total cash distributions to the Limited Partners for 1998 and 1997 were paid as follows:

                                                             Date of
Quarter Ended ............................................   Payment               Amount
----------------------------------------------------------   -------------------   -----------
March 31, 1997 ...........................................   $                     -0-
June 30, 1997 ............................................   $                     -0-
September 30, 1997 .......................................   $                     -0-
December 31, 1997 ........................................   December 29, 1997     $ 1,663,335
March 31, 1998 ...........................................   $                     -0-
June 30, 1998 ............................................   $                     -0-
September 30, 1998 .......................................   September 18, 1998    $   166,334
December 31, 1998 ........................................   $                     -0-


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers, LLP, whose reports for the periods ended December 31, 1998, 1997 and 1996 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                                              Year Ended
                                               -------------------------------------------------------------------------
                                                     12/31/98      12/31/97       12/31/96      12/31/95       12/31/94
Rental income                                      $1,224,171    $2,344,767     $2,497,278    $2,668,640     $2,616,008
Net income (loss)                                    $534,828    ($936,619)     ($568,209)    ($105,066)      ($83,198)

Net income (loss) allocated to Partners:
   Limited Partners - Per Unit - basic and
    diluted:
      Aggregate 36,963 Units                           $14.21      ($27.38)       ($15.22)       ($2.81)        ($2.23)
   General Partners                                    $9,570     ($75,403)       ($5,682)      ($1,051)         ($832)

Cash distributions to Partners:
   Limited Partners:
      Aggregate 36,963 Units                            $4.50        $45.00          $3.75         $9.15         $13.50
   General Partners                                         -             -         $2,829        $6,902        $10,184

Total assets                                       $7,144,485   $14,419,602    $20,190,066   $20,996,900    $21,434,192
Long term obligations                                       -    $6,960,055     $9,890,787    $9,991,674    $10,083,673


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

Liquidity; Capital Resources

During its public offering in 1987 and 1988, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $14,689,033 to (i) acquire its interests in the Pines on Cheyenne Creek Joint Venture, the Mariposa Joint Venture, the Canyon View East Joint Venture and Associates, (ii) to pay acquisition expenses, including acquisition fees to the General Partners, (iii) pay costs associated with the refinancing of the permanent loans for Cheyenne Creek, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 were used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of December 31, 1998, $666,512 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At December 31, 1998, the Partnership had cash and cash equivalents of $602,283 compared with $469,355 at December 31, 1997. The aggregate net increase in working capital reserves was $132,928. The increase resulted primarily from cash provided by the sale of the property of $6,156,249 plus distributions of $1,802,214 received from Casabella Associates in connection with the sale of Casabella, offset by the payment of the mortgage in the amount of $6,960,055, distributions to partners of $166,334, cash required for operations of $126,053, capital improvements in the amount of $24,222 and distributions to minority interest partners.

In the event that the remaining property of Partnership is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The General Partners of the Partnership do not believe the outcome of the pending litigation relating to the sale of the remaining property will have a material affect on the results of operations, liquidity, or financial condition of the Partnership. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investment. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investment and the collection of any mortgage receivable which may result from such a sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 1999 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property.







Results of Operations

For the year ended December 31, 1998, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, (through the date of sale, May 28, 1998), the Canyon View East Joint Venture and the Partnership's share of the income from Casabella Associates (through the date of sale, May 22, 1998), as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                       Cheyenne          Canyon        Partnership    Consolidated
                                                         Creek          View East           Level           Totals
Revenue                                                   $371,732         $853,679       $41,500       $1,266,911
Loss on Sale                                              (80,778)                                        (80,778)
                                                     --------------   --------------  ------------ ----------------
                                                           290,954          853,679        41,500        1,186,133

Expenses:
  General and administrative                               -                -             341,761          341,761
  Operations                                               179,141          406,410                        585,551
  Depreciation and amortization                             10,877           11,583        -                22,460
  Interest                                                 145,576          205,063        -               350,639
  Equity in income from partnership                        -                -           (640,874)        (640,874)
                                                     --------------   --------------  ------------ ----------------

                                                           335,594          623,056     (299,113)          659,537
                                                     --------------   --------------  ------------ ----------------

Net income (loss) before minority interest                (44,640)          230,623       340,613          526,596

Minority Interests' share of net loss                        8,232          -              -                 8,232
                                                     --------------   --------------  ------------ ----------------

Net income (loss)                                        ($36,408)         $230,623      $340,613         $534,828
                                                     ==============   ==============  ============ ================

For the year ended December 31, 1997, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, Mariposa (through the date of sale, September 30, 1997), the Canyon View East Joint Venture and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                 Cheyenne                          Canyon       Partnership   Consolidated
                                                   Creek          Mariposa        View East           Level         Totals
Revenue                                             $900,213         $768,652        $894,780       $39,263     $2,602,908

Expenses:
  General and administrative                         -               -                -             216,339        216,339
  Operating Expense                                  476,076          324,068         392,762         1,048      1,193,954
  Depreciation and amortization                      197,439           98,061         174,511        -             470,011
  Impairment                                         861,066                                                       861,066
  Interest                                           316,663          232,920         378,700        -             928,283
  Equity in  loss from partnership                   -               -                -              45,244         45,244
                                               --------------  ---------------  --------------  ------------  -------------
                                                   1,851,244          655,049         945,973       262,631      3,714,897
                                               --------------  ---------------  --------------  ------------  -------------

Net income (loss) before minority interest         (951,031)          113,603        (51,193)     (223,368)    (1,111,989)
                                               --------------  ---------------  --------------  ------------  -------------

Minority Interests' share of net loss                175,370         -                -              -             175,370

                                               ==============  ===============  ==============  ============  =============
Net income (loss)                                 ($775,661)         $113,603       ($51,193)    ($223,368)     ($936,619)
                                               ==============  ===============  ==============  ============  =============

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


                                                Cheyenne                   Canyon       Partnership   Consolidated
                                                  Creek       Mariposa    View East           Level         Totals
Revenue                                            $974,124    $712,602     $812,990        $15,808     $2,515,524

Expenses:
  General and Administrative                        -               383           10        353,242        353,635
  Operating Expense                                 428,227     363,463      404,581         10,743      1,207,014
  Depreciation and amortization                     183,482     118,497      166,693        -              468,672
  Interest                                          317,456     279,524      380,305        -              977,285
  Equity in loss from partnership                   -            -            -              68,837         68,837
                                              -------------- ----------- ------------ -------------- --------------

                                                    929,165     761,867      951,589        432,822      3,075,443
                                              -------------- ----------- ------------ -------------- --------------

Net income (loss) before minority interest           44,959    (49,265)    (138,599)      (417,014)      (559,919)

Minority Interests' share of net income             (8,290)      -            -             -              (8,290)
                                              -------------- ----------- ------------ -------------- --------------

Net income (loss)                                   $36,669   ($49,265)   ($138,599)     ($417,014)     ($568,209)
                                              ============== =========== ============ ============== ==============

Comparison of 1998 and 1997 Operating Results:

Partnership operations for the year ended December 31, 1998 generated net income of $534,828, including a $80,778 loss on the sale of Cheyenne Creek compared with a net loss of $936,619 for the corresponding period in 1997. Rental revenue decreased by $1,120,596 or 48% primarily due to the fact that Mariposa was sold on September 30, 1997 and Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $608,403 or 51% primarily due to the sale of the properties. General and administrative expenses increased by $125,422 or 58% primarily due to the legal costs associated with the lawsuit filed regarding the sales contract on Canyon View as discussed in Note 10.

Comparison of 1997 and 1996 Operating Results:

Partnership operations for the year ended December 31, 1997 generated net loss of $936,619, including a $215,233 capital gain on the sale of Mariposa compared with a net loss of $568,209 for the corresponding period in 1996. Rental revenue decreased by $152,511 or 6% primarily due to the fact that Mariposa was sold on September 30, 1997. Operating expenses decreased by $13,060 or 1%. Cheyenne Creek and Canyon View's operating expenses increased by $36,030 primarily due to one-time costs of preparing the properties for disposition, including an increase in repairs, maintenance, advertising and promotion expense. However, Mariposa's operating expenses decreased by $39,395 since only nine months of cost are represented. General and administrative expenses decreased by $137,296 primarily due to the Evans Withycombe and Highland termination fees of $65,715 in 1996. A contributing factor to the additional reduction of $71,581 was due in part to the re-stabilization of costs associated with Partnership administrative, financial and investor services functions following the office relocation to Colorado Springs. In addition, as discussed in Note 2 of the Notes to Consolidated Financial Statements, the Partnership recorded an impairment of $861,066 on Cheyenne Creek in 1997.

Projected 1999 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, the remaining property in which the Partnership owns an interest is under contract to be sold to a purchaser unaffiliated with the General Partners. The Closing Date is subject to the conclusion of the lawsuit discussed in Item 2. If the sale does occur as anticipated, the Partnership will likely be liquidated in 1999. Although there can be no assurance the Partnership will dispose of its remaining property during 1999 pursuant to the Purchase Agreements or otherwise, the Partnership will continue to seek to dispose of its remaining property. In the event that the Partnership were to dispose of its remaining property during 1999, operating results of the Partnership would vary significantly from those achieved in prior periods.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The  remaining  real-estate  asset of the  Partnership  is Canyon  View East,  a
96-unit  multi-family  residential  property.   Canyon  View  East's  management
information system is AMSI and is already Year 2000 compliant.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. Because the Partnership has entered into a Purchase Agreement to sell its remaining property, it is anticipated to be completely liquidated by the end of 1999 and the year 2000 issue will not materially affect the results of operations or financial condition of the Partnership. However, if any financial information for the Partnership needs to be maintained into the year 2000, the Partnership's management has already purchased AMSI's financial reporting system, which is Year 2000 compliant. The financial records would be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on the Novell network, which needs to be upgraded for compliance with the Year 2000. The Partnership's anticipated share of the cost of this upgrade is $450. The upgrade is scheduled to take place by the end of March 1999.

Management anticipates that all essential functions relative to maintaining the Partnership, if any remain at that time, will be operational and the costs associated with Year 2000 compliance will not have a material impact on the Partnership.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, as such, has no executive officers or directors. The General Partners of the Partnership are Stephen B. Boyle and GP L'Auberge Communities, L.P., a California limited partnership, of which L'Auberge Communities Inc. (formerly known as Berry and Boyle Inc.) ("L'Auberge") is the general partner.
Stephen B. Boyle

Stephen B. Boyle, age 58, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

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

        Name                          Position

        -----------------------------
        Stephen B. Boyle              President, Executive Officer and Director
        -----------------------------
        Earl C. Robertson             Executive Vice President and Chief
                                      Financial Officer
        -----------------------------
        Donna Popke                   Vice President and Secretary

Earl C. Robertson, age 51, has been Executive Vice President of L'Auberge since April 1995 and its Chief Financial Officer since May 1996. Mr. Robertson joined L'Auberge in April 1995 as Executive Vice President. Prior to joining L'Auberge, Mr. Robertson had over 20 years experience as a senior development officer, partner and consultant in several prominent real estate development companies, including Potomac Investment Associates, a developer of planned golf course communities nationwide, where he was employed from 1989 to June 1993. He also served as a consultant to Potomac Sports Properties from July 1993 to April 1995. Mr. Robertson was also a key member of the management team that developed the nationally acclaimed Inn at the Market in Seattle.

Donna Popke, age 39, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 1, 1999, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Note 9 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1998 to the General Partners             $     -

Allocation of Income to the General Partners                                             $  9,570

Property management fees paid to an affiliate of the General Partners                     $48,745

Reimbursements to General Partners                                                        $67,956


                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

       3              See Exhibit Index contained herein

       (b)            Reports on Form 8-K

                      None

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

                               Date: March 1, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                          Date



___/s/ Stephen B. Boyle _____   Director, President and          March 1, 1999
   --------------------
  STEPHEN B. BOYLE              Principal Executive
                                Officer of L'Auberge
                                Communities, Inc.



___/s/ Earl C. Robertson _      Executive Vice President and     March 1, 1999
   ---------------------
  EARL C.  ROBERTSON            Principal Financial Officer of
                                L'Auberge Communities, Inc.

                                   APPENDIX A

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

        For each of the three years in the period ended December 31, 1998

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-3


Consolidated Balance Sheets at December 31, 1998 and 1997                    F-4


Consolidated Statements of Operations for the years ended December 31, 1998,
1997 and 1996                                                                F-5


Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1998, 1997 and 1996                                             F-6


Consolidated Statements of Cash Flows for the years ended December 31, 1998,
1997, and 1996                                                        F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-20


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners II
(a Massachusetts Limited Partnership)

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly in all material respects, the financial position of Development Partners II, a Massachusetts Limited Partnership (the "Partnership"), and its subsidiaries as of December 31, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the General Partners of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10, the General Partners of the Partnership have entered into a sales agreement to sell the remaining property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.



PricewaterhouseCoopers, LLP
Denver, Colorado
February 26, 1999

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                                 ---------------


                                            ASSETS
                                                                     1998            1997
                                                                     ----            ----
Assets held for sale (Note 10)
  Land                                                              $1,856,811      $3,722,346
  Buildings and improvements                                         5,845,520      11,998,544
  Equipment, furnishings and fixtures                                  669,655       1,875,577

                                                                ---------------  --------------
                                                                     8,371,986      17,596,467
  Less accumulated depreciation and                                 (1,830,623)     (4,842,299)
impairment
                                                                ---------------  --------------

                                                                     6,541,363      12,754,168

Cash and cash equivalents                                              602,283         469,355
Deposits and prepaid expenses                                               -            1,446
Accounts receivable                                                        839           6,730
Investment in partnership                                                   -        1,165,443
Deferred expenses, net of accumulated
  amortization of $558,886 and $536,426                                     -           22,460
                                                                ---------------  --------------

         Total assets                                               $7,144,485     $14,419,602
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                          $            -      $6,960,055
Accounts payable                                                        46,156          89,606
Accrued expenses                                                        60,110         137,348
Due to affiliates (Note 9)                                              53,117          16,787
Rents received in advance                                                    -             850
Tenant security deposits                                                18,335          55,025
                                                                ---------------  --------------
         Total liabilities                                             177,718       7,259,671

Minority Interest                                                            -         557,555
General Partners' deficit                                               (1,590)        (11,160)
Limited Partners' equity                                             6,968,357       6,613,536
                                                                ---------------  --------------

        Total liabilities and partners' equity                      $7,144,485     $14,419,602
                                                                ===============  ==============


                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                             for the years ended December 31, 1998, 1997 and 1996




                                                                     1998            1997             1996
                                                                     ----            ----             ----
Revenue
   Rental income                                                    $1,224,171      $2,344,767       $2,497,278
    Interest income                                                     42,740          42,908           18,246
   (Loss) gain from sale of property                                  (80,778)         215,233                -
                                                                ---------------  --------------  ---------------

                                                                     1,186,133       2,602,908        2,515,524

Operating Expenses                                                     585,551       1,193,954        1,207,014
Interest                                                               350,639         928,283          977,285
Depreciation and amortization                                           22,460         470,011          468,672
Impairment - Cheyenne Creek (Note 2)                                     -             861,066            -
General and administrative                                             341,761         216,339          353,635
Equity in (income) loss from partnership                             (640,874)          45,244           68,837
                                                                ---------------  --------------  ---------------
                                                                       659,537       3,714,897        3,075,443
                                                                ---------------  --------------  ---------------

Net income (loss) before minority interest                             526,596      (1,111,989)        (559,919)
Minority interests' equity in
  subsidiary loss (income)                                               8,232         175,370           (8,290)
                                                                ---------------  --------------  ---------------


Net income (loss)                                                     $534,828       ($936,619)       ($568,209)
                                                                ===============  ==============  ===============

Net income (loss) allocated to:
  General Partners                                                      $9,570         $75,403          ($5,682)

  Basic and diluted per unit net income (loss) allocated to
Investor Limited
    Partner interest:
       36,963 units issued                                              $14.21         ($27.38)         ($15.22)







                             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                             for the years ended December 31, 1998, 1997 and 1996


                                                                   Investor          Total
                                                 General           Limited         Partners'
                                                 Partners          Partners         Equity

Balance at December 31, 1995                       ($78,052)        $9,990,032      $9,911,980

Cash distributions                                   (2,829)          (138,612)       (141,441)

Net loss                                             (5,682)          (562,527)       (568,209)
                                              ---------------   ---------------  --------------

Balance at December 31, 1996                        (86,563)         9,288,893       9,202,330

Cash distributions                                  -               (1,663,335)     (1,663,335)

Net income (loss)                                    75,403         (1,012,022)       (936,619)
                                              ---------------   ---------------  --------------

Balance at December 31, 1997                        (11,160)         6,613,536       6,602,376

Minority interest absorbed                          -                   (4,103)         (4,103)

Cash distributions                                  -                 (166,334)       (166,334)

Net income                                            9,570            525,258         534,828
                                              ---------------   ---------------  --------------

Balance at December 31, 1998                        ($1,590)        $6,968,357      $6,966,767
                                              ===============   ===============  ==============















                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             for the years ended December 31, 1998, 1997 and 1996


                                                                     1998            1997             1996
                                                                     ----            ----             ----
Cash flows from operating activities:
  Interest received                                                    $42,740         $42,908          $17,516
  Cash received from rental income                                   1,186,631       2,337,650        2,499,640
  General and administrative expenses                                 (311,429)       (230,935)        (339,475)
  Operating expense                                                   (664,755)     (1,224,522)      (1,198,060)
  Interest paid                                                       (379,240)       (940,192)        (977,699)

                                                                ---------------  --------------  ---------------


Net cash (used in) provided by operating                             (126,053)        (15,091)            1,922
activities

Cash flows from investing activities:
  Proceeds from sale of property                                     6,156,249       5,037,417         -
  Capital improvements                                                 (24,222)       (240,400)        (236,642)
  Proceeds from maturities of short-term investments                        -         -                200,329
  Distributions received from partnership                            1,802,214         -                180,311
  Deferred costs                                                             -         -                  9,300
                                                                ---------------  --------------  ---------------

Net cash provided by investing activities                            7,934,241       4,797,017          153,298

Cash flows from financing activities:
  Distributions to partners                                           (166,334)     (1,663,335)        (141,441)
  Cash paid for loan refinancing                                          -            (33,780)           -
   Principal payments on mortgage notes payable                     (6,960,055)     (2,930,731)        (100,887)
  Distributions paid to the minority interest                         (549,323)         (5,532)         (30,795)
  Contributions from the minority interest                                -                -              6,113
   Cash paid for deposits                                                  452           2,061           (2,060)
                                                                ---------------  --------------  ---------------

Net cash used in financing activities                               (7,675,260)     (4,631,317)        (269,070)
                                                                ---------------  --------------  ---------------

Net increase (decrease) in cash and cash                               132,928         150,609         (113,850)
equivalents

Cash and cash equivalents at beginning of                              469,355         318,746          432,596
year
                                                                ---------------  --------------  ---------------

Cash and cash equivalents at end of year                              $602,283        $469,355         $318,746
                                                                ===============  ==============  ===============


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                             for the years ended December 31, 1998, 1997 and 1996




Reconciliation of net income (loss) to net cash (used in) provided by operating activities:




                                                                     1998            1997             1996
                                                                     ----            ----             ----
Net income (loss)                                                     $534,828       ($936,619)       ($568,209)
Adjustments to reconcile net loss to net
cash (used in)
  provided by operating activities:
Depreciation and amortization                                           22,460         470,011          468,672
Loss (gain) from sale of property                                       80,778        (215,233)               -
Equity in (income) loss from partnership                              (640,874)         45,244           68,837
Minority interests' equity in subsidiary                                (8,232)       (175,370)           8,290
income (loss)
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease (increase) in accounts                                      5,891          (6,380)           2,217
receivable
    Decrease in deposits and prepaid expenses                              994           1,066            2,020
    (Decrease) increase in accounts payable                           (120,688)        (51,116)          11,981
and accrued expenses
    Increase (decrease) in due to affiliates                            36,330            (643)           5,752
    (Decrease) increase in rents received in advance                      (850)         (1,757)           2,607
    Decrease in tenant security deposits                               (36,690)         (5,360)            (245)
                                                                ---------------  --------------  ---------------

Net cash (used in) provided by operating                             ($126,053)       ($15,091)          $1,922
activities
                                                                ===============  ==============  ===============


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,842 investors at December 31, 1998.

The Partnership can continue until December 31, 2010, unless earlier terminated by the sale of all or substantially all of the assets of the Partnership, or otherwise provided in the Partnership Agreement (see Note 10).

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture (Cheyenne Creek), Mariposa Joint Venture (Mariposa) and Canyon View East Joint Venture (Canyon View East). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates (Casabella) utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Notes 5 and 6 regarding the termination of the joint ventures and sale of Mariposa, Cheyenne Creek and Casabella.

         The Partnership follows the accrual basis of accounting.

         The Partnership considers itself to have been engaged in only one industry segment, real estate.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                        Buildings and improvements                  39-40 years
                        Equipment, furnishings and fixtures         5-15 years

         As discussed further in Note 10, as of December 31, 1997, the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly, the Partnership stopped depreciating these assets effective January 1, 1998.

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 10, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
2.       Significant Accounting Policies, continued

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. As further discussed in Note 5, the Partnership sold Cheyenne Creek in May 1998 and recorded a loss on sale of $80,778.

         I.  Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 have been reclassified to conform to the 1997 and 1998 presentation.

3. Assets held for
sale:

Assets held for sale consisted of the following at December 31, 1998:

                     Initial Cost                    Costs Capitalized            Amount at Which Carried
                          to                           Subsequent to                    at Close of
                     Partnership                        Acquisition                       Period
            --------------------------------- ------------------------------- -------------------------------- ----------- ---------
                     Buildings     Equipment,          Buildings   Equipment,           Buildings   Equipment,
 Property              and       Furnishings             and      Furnishings              and     Furnishings Accumulated
Description   Land   Improvements  & Fixtures   Land  Improvements & Fixtures   Land  Improvements & Fixtures  Depreciation  Total
----------- --------------------------------- ------------------------------- -------------------------------- ----------- ---------


Canyon View East, a 96-unit residential rental complex located in Tucson, Arizona


             1,844,761   5,801,389     500,895  12,050    44,131     168,760   1,856,811  5,845,520  669,655  (1,830,623)  6,541,363
            ---------------------------------- ------------------------------ ------------------------------ ------------ ----------
            $1,844,761  $5,801,389    $500,895 $12,050   $44,131    $168,760  $1,856,811 $5,845,520 $669,655 ($1,830,623) $6,541,363
            ================================== ============================== ============================== ============ ==========





The changes in total real estate assets for the                    The change in accumulated depreciation for the
years ended December 31, 1998, 1997, and 1996                      years ended December 31, 1998, 1997, and 1996
are as follows:                                                    are as follows:

                             1998         1997          1996                                         1998        1997        1996
                             ----         ----          ----                                         ----        ----        ----
Balance, beginning of   $17,596,467   $23,451,682   $23,215,040    Balance, beginning of year     $4,842,299  $4,807,665  $4,359,624
year

Additions during the                                               Depreciation for the period         -         447,002     448,041
period:
Improvements                 24,222       240,400       236,642
                                                                   Impairment of Cheyenne Creek        -         861,066        -

Deductions during the
period:                                                            Disposition of Mariposa             -      (1,273,434)       -
Sale of Mariposa              -        (6,095,615)          -

Deductions during the                                              Disposition of Cheyenne Creek ($3,011,676)       -           -
period:
Sale of Cheyenne Creek   (9,248,703)        -               -

                         ========================================                                 ==================================
Balance at end of year    8,371,986   $17,596,467     $23,451,682  Balance at end of year         $1,830,623  $4,842,299  $4,807,665
                         ========================================                                 ==================================


         4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1998 and 1997 consisted of the following:

                                                       1998              1997
                                                       ----              ----
Cash on hand                                         $602,283          $469,355


5.  Joint Venture and Property Acquisitions:

The Partnership invested in three properties located in Scottsdale and Tucson, Arizona and Colorado Springs, Colorado. The success of the Partnership will depend upon factors which are difficult to predict including general economic and real estate market conditions, both on a national basis and in the areas where the Partnership's investments are located. The Partnership holds a majority interest in these properties and controls the operations of the joint venture. The Mariposa joint venture was effectively terminated on December 31, 1996. Mariposa was sold on September 30, 1997. Cheyenne Creek and Casabella were sold in May 1998.

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership owned a majority interest in the Pines on Cheyenne Creek Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture were consolidated into the Partnership. The Affiliated Partnership owned an 18% interest in the Pines on Cheyenne Creek.

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Cheyenne Creek.

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1998, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (4) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

5.  Joint Venture and Property Acquisitions, continued

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

On May 28, 1998, Cheyenne Creek was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998, as amended. Cheyenne Creek was sold to G&I Cheyenne Creek LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price was $6,156,249, subject to certain customary adjustments net of a credit to the purchaser of $56,700 for capital improvements. The Joint Venture repaid mortgage financing in the approximate amount of $3,138,795 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a loss on sale of approximately $80,778

Mariposa

On February 3, 1989, the Partnership acquired a joint venture interest in the Mariposa Joint Venture which owned and operated an 84-unit residential property located in Scottsdale, Arizona known as Mariposa. Since the Partnership owned a majority interest in the Mariposa Joint Venture, the accounts and operations of the Mariposa Joint Venture were consolidated into those of the Partnership. The Partnership had been designated the managing joint venture partner of the Mariposa Joint Venture and had control over all decisions affecting the Mariposa Joint Venture and the property. The Mariposa joint venture was effectively terminated on December 31, 1996. The Partnership has eliminated the minority interest related to this joint venture, as such, the Partnership owned 100% of the underlying assets as of December 31, 1996.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI developed the property known as Mariposa.

In accordance with the terms of the sale agreement and the joint venture agreement, through December 31, 1998, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan. 5. Joint Venture and Property Acquisitions, continued

JANUARY 1, 1996 THROUGH MAY 13, 1996

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

Canyon View East

On March 8, 1989, the Partnership acquired an interest in the Canyon View East Joint Venture which owns and operates a 96-unit residential property located in Tucson, Arizona known as Canyon View East. Since the Partnership owns a majority interest in the Canyon View East Joint Venture, the accounts and operations of the joint 5. Joint Venture and Property Acquisitions, continued

venture have been consolidated into those of the Partnership. The Partnership has been designated the managing joint venture partner of the Canyon View East Joint Venture and will have control over all decisions affecting the Canyon View East Joint Venture and the property.

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through December 31, 1998, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the years ended December 31, 1998, 1997 and 1996, the Canyon View East Joint Venture had a net income of $230,623 and net losses of $51,193 and $138,599, respectively.

6.  Investment in Partnership:

On September 28, 1990, the Partnership contributed $1,800,000 to purchase an approximate 38.3% interest in Casabella Associates, a general partnership among the Partnership, Berry and Boyle Development Partners (A Massachusetts Limited Partnership) ("DPI") and Berry and Boyle Development Partners III (A
Massachusetts Limited Partnership) ("DPIII"). In addition to its contribution referred to above, the Partnership incurred $268,861 of acquisition costs, including $186,300 in acquisition fees paid to the General Partners. The difference between the partnership's carrying value of the investment in Casabella Associates and the amount of underlying equity in net assets was $186,300, representing a portion of the acquisition costs stated above that were not recorded on the books of Casabella Associates.

The co-venturer partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI was also the developer of the Casabella property.

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental 6. Investment in Partnership, continued:

property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702, subject to certain customary adjustments net of a credit to the purchaser of $120,000 for capital improvements. Casabella Associates repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share is approximately $1,750,425.

Casabella Associates recognized a gain on sale of $2,066,086, of which the Partnership's share was approximately $791,310 less the $186,300 difference between the Partnership's carrying value of its investment in Casabella Associates and the amount of equity in the underlying assets. EWI did not share in the proceeds from sale of the properties since certain performance levels were not satisfied.

Supplemental financial statements for Casabella Associates are presented in an exhibit to this 10-K.

7.  Mortgage Notes Payable:

All of the property owned by the Partnership was pledged as collateral for the nonrecourse mortgage notes payable outstanding at December 31, 1997, which consisted of the following:

                                                                1997
         Cheyenne Creek                                      $3,124,041
         Canyon View East                                     3,836,014
                                                             $6,960,055

Cheyenne Creek

On September 10, 1997, the lender extended the terms of the Cheyenne Creek mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $29,076 and fixed interest rate of 10% remain unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. As discussed in Note 5, the Partnership sold Cheyenne Creek during 1998. In connection with this sale, the outstanding mortgage debt for the property was paid off. The Partnership incurred a pre-payment penalty of $15,543 which amount is included in interest expense in the Consolidated Statements of Operations for the year ended December 31, 1998.

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

7.  Mortgage Notes Payable, continued

Canyon View East

On September 10, 1997, the lender extended the terms of the Canyon View East mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $35,047 and fixed interest rate of 9.75% remain unchanged. The terms of the agreement provided for a prepayment penalty of .5% of the outstanding loan amount in the event that the note is paid prior to 60 days before it becomes due. On July 17, 1998, the Partnership utilized excess proceeds from the sale of Cheyenne Creek and Casabella to pay off the mortgage debt of Canyon View East Joint Venture in the amount of $3,810,302 that was due on September 15, 1998. There was no prepayment penalty assessed since the debt was paid within 60 days of maturity.

Interest included in accrued expenses in the Consolidated Balance Sheets at December 31, 1997 consisted of the following:

                                                                   1997
         Cheyenne Creek                                         $13,017
         Canyon View East                                        15,584
                                                                $28,601

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

Proceeds and gain from the sale of properties is to be allocated as defined in the Partnership Agreement. The Limited Partners received 100% of the excess cash from sale. The total gain on sale of Casabella and Cheyenne Creek of $539,128 was allocated as follows. The General Partner received a gain on sale allocation of approximately $9,631 and the Limited Partners received a gain on sale allocation of approximately $529,497. These allocations were in accordance with the terms of the Partnership Agreement.

In 1997, the total gain on the sale of Mariposa of $215,233 was allocated as follows. The General Partners received a gain from sale allocation of $88,006 and the Limited Partners a gain from sale allocation of $127,227 in accordance with the terms of the Partnership Agreement.

9.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at December 31, 1998 and 1997 consisted of $53,117 and $16,787, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

9.  Related Party Transactions, continued:

In 1998, 1997 and 1996, general and administrative expenses included $67,956, $65,240 and $83,195, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1996, property management fees of $14,590 were paid to Evans Withycombe, Inc. These fees were 5% of rental revenue.

Residential Services - L'Auberge, formerly Berry and Boyle Residential Services, the property manager of Cheyenne Creek, Canyon View East and Mariposa, is an affiliate of the General Partners of the Partnership. During the years ended December 31, 1998, 1997 and 1996, property management fees of $48,745, $92,249, and $81,243, respectively, were paid to Residential Services - L'Auberge. These fees were 4% of rental revenue.

10.      Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View East in Tucson, Arizona. In February 1998, the Partnership entered into a sales agreement (the "Sales Agreement") to sell Canyon View East to Tucson Realty Holding Co., Inc. ("TRH"), an unaffiliated third party, for approximately $6,648,503. The sale was approved by the Limited Partners in May 1998.

Although the General Partners do not believe it to be material or with merit, a lawsuit related to the pending sale of Canyon View East was filed in March 1998.

The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to this property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer is entitled to receive any portion of the proceeds of the sale of Canyon View East. Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's co-venturers (or any of them) were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property. With respect to the proposed sale to TRH, the co-venturers had until the close of business on March 13, 1998, to exercise the right of first refusal on the terms contained in Sales Agreement. On March 13, 1998, one of the co-venturers purported to exercise the right of first refusal. The Partnership believes, and has asserted, that the purported exercise was not in conformity with the material terms and conditions of the Sales Agreement and, therefore, that the right of first refusal lapsed without exercise. Accordingly, the Partnership is attempting to close the sale of Canyon View East to TRH pursuant to Sales Agreement.

In March 1998, the co-venturer filed a lawsuit claiming that it, not TRH, has the right to acquire Canyon View East. The lawsuit seeks specific performance of its right of first refusal to acquire Canyon View East or, if the court will not grant specific performance, monetary damages in an amount to be proven at trial. In addition, the co-venturer filed a lis pendens on the property as a means of blocking the sale to TRH.

The Partnership is attempting to expunge the lis pendens and is defending against the claims of the co-venturer. The Partnership filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View East, as well as monetary damages in an amount to be proven at trial. In September 1998, the Partnership amended its counterclaim to allege additional claims for unjustifiable lis pendens, declaratory judgment, fraudulent and negligent misrepresentation, constructive fraud and fiduciary breach and private cause of action for scheme and artifice to defraud.

10.  Assets Held for Sale, continued:

TRH has intervened in the lawsuit and filed an answer and counterclaim in which it denied the material allegations of the complaint and alleged their right to a declaration that the co-venturer has no right to acquire Canyon View East, as well as monetary damages from the co-venturer in an amount to be proven at trial.

In July 1998, the co-venturer filed an amended complaint alleging claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty against the Partnership and General Partners. The co-venturer has stated its intention to seek compensatory and punitive damages for such claims. The Partnership and the General Partners believe that such claims are meritless and will defend against them.

On January 6, 1999, the court denied each side's respective motion for summary judgment. Discovery is still underway and the trial, which was scheduled for January 12, 1999, was continued to May 18, 1999. Although the Partnership believes that the co-venturer's lawsuit has no merit, it has delayed the Partnership's sale of Canyon View East. The General Partners do not believe that the outcome of this case will have a material affect on the results of operations, liquidity, or financial condition of the Partnership.

As it is the intent of the General Partners to pursue the sale to TRH, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

                                   APPENDIX B

                             CASABELLA ASSOCIATES
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

        For each of the three years in the period ended December 31, 1998

                              CASABELLA ASSOCIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

                   Information with respect to the years ended
                     December 31, 1996 and 1995 is unaudited



                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997


                                                                                        1998           1997
                                                                                        ----           ----
                                                                                    (unaudited)
   ASSETS
Assets held for sale (Notes 9)
  Land                                                                              $          -     $2,809,851
  Buildings and improvements                                                                          7,648,060
  Equipment, furnishings and fixtures                                                                 1,122,596
                                                                                    -------------  -------------
                                                                                                     11,580,507
  Less accumulated depreciation                                                                      (2,228,967)
                                                                                    -------------  -------------
                                                                                                      9,351,540

Cash and cash equivalents                                                                                82,932
Accounts and interest receivable                                                                          5,907
Real estate tax escrow and prepaid expenses                                                              25,821
Deposits                                                                                                  1,950
Deferred expenses, net of accumulated
  amortization of $137,841 and $123,914                                                                  13,927
                                                                                    -------------  -------------
         Total assets                                                               $         -      $9,482,077
                                                                                    =============  =============

    LIABILITIES AND PARTNERS' EQUITY

Mortgage note payable                                                               $          -     $6,766,437
Accounts payable and accrued expenses                                                                   144,493
Due to affiliates (Note 8)                                                                                2,195
Tenant security deposits                                                                                 23,090
                                                                                    -------------  -------------
         Total liabilities                                                                            6,936,215


Partners' equity                                                                                      2,545,862
                                                                                    -------------  -------------
        Total liabilities and partners' equity                                      $         -      $9,482,077
                                                                                    =============  =============



                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended December 31, 1998, 1997 and 1996






                                                                         1998           1997           1996
                                                                      (unaudited)                  (unaudited)
Revenue:
   Rental income                                                         $636,657     $1,507,910     $1,361,622
   Interest income                                                         26,688          8,651         30,226
   Gain on sale of property                                             2,066,086
                                                                      ------------------------------------------
                                                                        2,729,431      1,516,561      1,391,848

Expenses:
   Operating Expenses                                                     268,885        747,479        665,878
   Interest                                                               284,752        625,459        633,360
   Depreciation and amortization                                           13,927        255,643        266,730
   General and administrative                                               2,144          6,114          6,223
                                                                      ------------  -------------  -------------
                                                                          569,708      1,634,695      1,572,191
                                                                      ------------  -------------  -------------
Net income (loss)                                                      $2,159,723      ($118,134)     ($180,343)
                                                                      ============  =============  =============


Net income (loss) allocated to:
General Partners                                                       $2,159,723      ($118,134)     ($180,343)





                                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                             For the years ended December 31, 1998, 1997 and 1996


                                                                                       Total
                                                                                     Partners'
                                                                                       Equity

Balance at December 31, 1995 (unaudited)                                              $3,315,126

Cash distributions                                                                      (470,787)

Net loss                                                                                (180,343)
                                                                                    -------------

Balance at December 31, 1996 (unaudited)                                               2,663,996

Cash distributions                                                                       -

Net loss                                                                                (118,134)
                                                                                    -------------

Balance at December 31, 1997                                                           2,545,862

Cash distributions                                                                    (4,705,585)

Net income                                                                             2,159,723
                                                                                    -------------

Balance at December 31, 1998                                                        $         -
                                                                                    =============





                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended December 31, 1998, 1997 and 1996


                                                                         1998           1997           1996
                                                                      (unaudited)                  (unaudited)
Cash flows from operating activities:
  Interest received                                                       $26,688        $11,666        $41,626
  Cash received from rents                                                619,474      1,502,659      1,356,103
  Administrative expenses                                                  (7,129)        (7,472)       (11,916)
  Rental operations expenses                                             (359,040)      (780,586)      (577,518)
  Interest paid                                                          (310,479)      (625,912)      (633,774)
                                                                      ------------  -------------  -------------

Net cash provided (used) by operating activities                          (30,486)       100,355        174,521


Cash flows from investing activities:
  Capital improvements                                                     (1,077)      (126,687)      (156,015)
  Proceeds from sale of property                                       11,418,703           -              -
 Cash received from short-term investments                                   -              -           581,813
                                                                      ------------  -------------  -------------

Net cash provided (used) by investing                                  11,417,626      (126,687)        425,798
activities

Cash flows from financing activities:
  Distributions to partners                                            (4,705,585)          -          (470,787)
  Payments on mortgage note payable                                    (6,766,437)      (119,236)      (108,873)
  Cash paid for deposits                                                    1,950           -            (1,950)
  Cash paid for loan refinancing                                             -           (25,895)          -
                                                                      ------------  -------------  -------------

Net cash provided (used) by financing activities                      (11,470,072)      (145,131)      (581,610)
                                                                      ------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents                      (82,932)      (171,463)        18,709

Cash and cash equivalents at beginning of year                             82,932        254,395        235,686
                                                                      ------------  -------------  -------------

Cash and cash equivalents at end of year                              $      -           $82,932       $254,395
                                                                      ============  =============  =============



                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended December 31, 1998, 1997 and 1996




Reconciliation   of  net  income  (loss)  to  net  cash  provided  by  operating activities:


                                                                         1998           1997           1996
                                                                      (unaudited)                   (unaudited)
Net income (loss)                                                      $2,159,723      ($118,134)     ($180,343)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                              13,927        255,643        266,730
Gain from sale of property                                             (2,066,086)
Change in assets and liabilities net of
  effects from investing and financing activities:
    Decrease (increase) in accounts and interest receivable                 5,907         (2,892)        11,400
    Decrease (increase) in real estate tax escrow and prepaid expenses     25,821         (1,553)          (583)
    (Decrease) increase in accounts
      payable and accrued expenses                                       (144,493)       (29,007)        82,150
    (Decrease) increase in due to affiliates                               (2,195)         1,549            686
    (Decrease) increase in rents received in advance                        -             (3,507)         3,507
    Decrease in tenant security deposits                                  (23,090)        (1,744)        (9,026)
                                                                      ------------  -------------  -------------

Net cash (used in) provided by operating activities                      ($30,486)       $100,355       $174,521
                                                                     ============  =============  =============





1.  Organization of Partnership

Casabella Associates, a general partnership (the "Partnership") was formed on July 1, 1998. Development Partners (A Massachusetts Limited Partnership), ("DPI"), formerly Berry and Boyle Development Partners, and Development Partners II (A Massachusetts Limited Partnership), ("DPII"), formerly Berry and Boyle Development Partners II, and Development Partners III (A Massachusetts Limited Partnership), ("DPIII"), formerly Berry and Boyle Development Partners III were the General Partners. DPI, DPII and DPIII own an 8.5%, 38.3%, and 53.2% interest, respectively in the Partnership.

Casabella Associates was formed to acquire a majority interest in the Casabella Joint Venture, which owned Casabella, a 154-unit residential property, located in Scottsdale, Arizona. Since the Partnership owned a majority interest in Casabella Joint Venture, the accounts and operations of Casabella Joint Venture were consolidated into the Partnership.

The co-venture partner was an affiliate of Evans Withycombe, Inc. ("EWI"), a Phoenix based residential development, construction and management firm. EWI also developed the property known as Casabella.

On May 22, 1998, Casabella was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. The net proceeds from the sale of Casabella were distributed to the General Partners per the Partnership Agreement.

The Partnership was effectively terminated by the sale of Casabella.  (See Note
9).

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





2.  Significant Accounting Policies, continued

         D. Depreciation

         Depreciation is provided for by the use of the straight-line method over the estimated useful lives as follows:

             Buildings and improvements                      39-40 years
             Equipment, furnishings and fixtures              5-15 years

         As discussed further in Note 9, as of December 31, 1997 the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly the Partnership stopped depreciating these assets effective January 1, 1998.

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

         H. Reclassification

         Certain items in the financial statements for the years ended December 31, 1996 have been reclassified to conform to the 1997 and 1998 presentation.

         I. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, as further discussed in Note 9.


3.  Assets held for sale:


The changes in total real estate assets for the years ended         The change in accumulated depreciation for the years ended
December 31, 1998, 1997 and 1996 are as follows:                    December 31, 1998, 1997 and 1996 are as follows:

                               1998        1997         1996                                    1998          1997       1996
                               ----        ----         ----                                    ----          ----       ----

Balance, beginning of                                               Balance, beginning of
year                       $11,580,507  $11,453,820  $11,297,804    year                     2,228,967    $1,996,504    $1,752,197
Additions during period:
    Improvements                 1,077      126,687      156,016    Depreciation for the
                                                                    period                      -            232,463       244,307
Deductions during the
period:                                                             Disposition of
  Sale of Casabella        (11,581,584)                             Casabella               (2,228,967)
                          ---------------------------------------                        ------------------------------------------

Balance at end of                                                   Balance at end of
year                      $      -      $11,580,507  $11,453,820    year                 $       -        $2,228,967    $1,996,504
                          =======================================                        ==========================================







4.  Cash and cash equivalents

Cash and cash equivalents December 31, 1998 and 1997 consisted of the following:

                                                   1998             1997
                                                   ----             ----
         Cash on hand                            $  -             $49,163
         Money market accounts                                     33,769
                                                 -------          -------
                                                 $  -             $82,932
                                                 =======          =======

5.  Joint Venture and Property Acquisitions

At December 31, 1998, DPI, DPII and DPIII had contributed $400,000, $1,800,000 and $2,500,000, respectively, to the Partnership. Of the total contributions, $3,845,154 was used to purchase the majority interest in the Casabella Joint Venture and $500,000 was used to fund an escrow account maintained by the permanent lender. In addition to the $4,700,000 of cash contributions referred to above, DPI, DPII and DPIII collectively incurred $280,930 of acquisition costs which were recorded as additional capital contributions to Casabella Associates.

The Partnership had invested in a single property located in Scottsdale, Arizona.

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

MAY 14, 1996 THROUGH MAY 22, 1998:

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operation and disposition of Casabella. In consideration of a total payment by DPI, DPII, and DPIII of $71,009 to EWI and delivery of certain mutual releases, EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

On May 22, 1998, Casabella was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702 subject to certain customary adjustments including a $120,000 credit to the purchaser for capital improvements. The Partnership repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds from the sale of Casabella were distributed to the General Partners according to the Partnership Agreement.

6.  Mortgage Note Payable

All of the property owned by the Partnership was pledged as collateral for the nonrecourse mortgage note payable pertaining to Casabella in the original principal amount of $7,320,000. The original maturity date for this note was July 15, 1997. On July 10, 1997 the lender extended the terms of the mortgage note for a period of one year. Under the modification agreement, monthly principal and interest payments of $61,887 and a fixed interest rate of 9.125% remain unchanged. The terms of the agreement provide for a pre-payment penalty of 0.5% of the outstanding loan amount in the event the note is paid prior to 60 days before the note becomes due. The balance of the note was due on July 15, 1998. As discussed in Note 5, the Partnership sold Casabella and the outstanding mortgage debt of $6,750,400 was paid. There was a prepayment penalty assessed in the amount of $33,567 since the debt was paid more than 60 days before maturity.

Accrued interest included in accrued expenses on the Balance Sheets of the Consolidated Financial Statements at December 31, 1997 consisted of $25,727. There was no accrued interest as of December 31, 1998.

7.  Partners' Equity

Cash distributions and allocations of income and loss from Casabella Associates were governed by the Partnership Agreement and are generally based on the ratio of capital contributed by each of the joint venture partners, DPI, DPII and DPIII.

Gain from the sale of property was to be allocated as defined in the Partnership Agreement. The net proceeds on the sale of Casabella of approximately $4,570,300 were allocated to the General Partners in accordance with the terms of the Partnership Agreement as follows: DPI was allocated approximately $388,475, DPII was allocated approximately $1,750,425 and DPIII was allocated approximately $2,431,400.

8.  Related Party Transactions

L'Auberge Communities, Inc. (formerly Berry and Boyle, Inc.) is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management).

The officers and principal shareholders of Evans Withycombe, Inc., the developer of Casabella, together hold a two and one half percent cumulative profit or partnership voting interest in LP L'Auberge Communities, formerly Berry and Boyle, an affiliate of the General Partners.

During the years ended December 31, 1998 and 1997, property management fees of $25,471 and $59,244, respectively, were paid to Residential Services-L'Auberge, an affiliate of the General Partner. This represents 4% of the rental revenues.

9.  Asset Held for Sale

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Casabella in Scottsdale, Arizona. On May 22, 1998, Casabella was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702, subject to certain customary adjustments including a $120,000 credit to the purchaser for capital improvements. The Partnership repaid mortgage financing in the amount of $6,750,400 at closing utilizing a portion of proceeds from the sale.

As it was the intent of the General Partners to pursue the sale of this property, the Partnership recorded the assets at the lower of carrying value or net realizable value and included these amounts as Assets Held for Sale on the Consolidated Balance Sheets at December 31, 1997. In accordance with SFAS 121, the Partnership had stopped depreciating these assets effective January 1, 1998. The proceeds from sale were allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership was liquidated in 1998.

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

(10)(h) Property Management Agreement regarding Casabella between Casabella Associates and L'Auberge Communities Inc. dated November 1, 1996 (included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(i) Property Management Agreement regarding Mariposa between Development Partners II and L'Auberge Communities Inc. dated November 1, 1996(included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

 (10)(j) First Amendment to Joint Venture Agreement of L'Auberge Cheyenne Creek Joint Venture and Related Assignment of Joint Venture Interest (included as an exhibit to the Partnership's Form
              10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(k) Agreement regarding Mariposa Joint Venture(included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

(10)(l) Agreement regarding Casabella Joint Venture(included as an exhibit to the Partnership's Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).


(10)(m) Purchase and Sale Agreement and Escrow Instructions dated January 26, 1998 to sell Mariposa (filed as an exhibit to the Form 10-K of Development Partners II for the year ended December 31, 1997, and incorporated herein by reference).

(10)(n) Purchase and Sale Agreement and Escrow Instructions dated January 26, 1998 to sell Cheyenne Creek(filed as an exhibit to the Form 10-K of Development Partners II for the year ended December 31, 1997, and incorporated herein by reference).

(10)(o) Purchase and Sale Agreement and Escrow Instructions dated February 4, 1998 to sell Casabella (filed as an exhibit to the Form
              10-K of Development Partners II for the year ended December 31, 1997, and incorporated herein by reference).

(10)(p) Purchase and Sale Agreement and Escrow Instructions dated February 19, 1998 to sell Canyon View (filed as an exhibit to the Form
              10-K of Development Partners II for the year ended December 31, 1997, and incorporated herein by reference).

(27)          Financial Data Schedule