Form 10-Q
period 1999-03-31
DEVELOPMENT PARTNERS II
filed 1999-05-14
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999

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

                                 CONSOLIDATED BALANCE SHEETS


                                       ---------------



                                                                 (Unaudited)
                            ASSETS                                March 31,      December 31,
                                                                     1999            1998
Assets held for sale (Note 8)
  Land                                                              $1,856,811      $1,856,811
  Buildings and improvements                                         5,845,520       5,845,520
  Equipment, furnishings and fixtures                                  669,655         669,655

                                                                ---------------  --------------
                                                                     8,371,986       8,371,986
  Less accumulated depreciation and                                (1,830,623)     (1,830,623)
impairment
                                                                ---------------  --------------

                                                                     6,541,363       6,541,363

Cash and cash equivalents                                              647,134         602,283
Accounts receivable                                                         50             839
                                                                ---------------  --------------

         Total assets                                               $7,188,547      $7,144,485
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                       $62,410         $46,156
Accrued expenses                                                        61,945          60,110
Due to affiliates (Note 7)                                              30,535          53,117
Tenant security deposits                                                16,410          18,335
                                                                ---------------  --------------
         Total liabilities                                             171,300         177,718

General Partners' deficit                                                (580)         (1,590)
Limited Partners' equity                                             7,017,827       6,968,357
                                                                ---------------  --------------

        Total liabilities and partners'                             $7,188,547      $7,144,485
equity
                                                                ===============  ==============








                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        Three Months
                                                                           Ended
                                                                          March 31,
                                                                     1999            1998
Revenue:
   Rental income                                                      $224,533        $442,364
    Interest income                                                      5,475           5,674
                                                                ---------------  --------------

                                                                       230,008         448,038

Operating Expenses                                                      96,968         186,363
Interest                                                                  -            171,433
Depreciation and amortization                                             -              7,928
General and administrative                                              82,560          70,224
Equity in (income) loss from partnership                                 -            (31,604)
                                                                ---------------  --------------
                                                                       179,528         404,344
                                                                ---------------  --------------

Net income before minority interest                                     50,480          43,695
Minority interests' equity in
  subsidiary loss (income)                                               -             (9,172)
                                                                ---------------  --------------


Net income                                                             $50,480         $34,522
                                                                ===============  ==============

Net income allocated to:
  General Partners                                                      $1,010            $690

  Basic and diluted per unit net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       36,963 units issued                                               $1.34           $0.92



                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)





                                                                   Investor          Total
                                                 General           Limited         Partners'
                                                 Partners          Partners         Equity

Balance at December 31, 1997                       ($11,160)        $6,613,536      $6,602,376

Minority interest absorbed                          -                  (4,103)         (4,103)

Cash distributions                                  -                (166,334)       (166,334)

Net income                                             9,570           525,258         534,828
                                              ---------------   ---------------  --------------

Balance at December 31, 1998                         (1,590)         6,968,357       6,966,767

Cash distributions                                  -                 -                -

Net income                                             1,010            49,470          50,480
                                              ---------------   ---------------  --------------

Balance at March 31, 1999                             ($580)        $7,017,827      $7,017,247
                                              ===============   ===============  ==============





















                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                      Three Months
                                                                          Ended
                                                                         March 31,
                                                                     1999            1998
Cash flows from operating activities:
  Interest received                                                     $5,475          $5,674
  Cash received from rental income                                     222,608         441,209
  General and administrative expenses                                (121,335)        (57,687)
  Operating expense                                                   (61,897)       (210,393)
  Interest paid                                                                      (171,433)
                                                                      -

                                                                ---------------  --------------

Net cash provided by operating activities                               44,851           7,371

Cash flows from investing activities:
  Proceeds from sale of property
  Capital improvements                                                  -               (4,056)
                                                                 ---------------  --------------

Net cash provided by investing activities                                              (4,056)
                                                                      -

Cash flows from financing activities:
  Principal payments on mortgage notes payable                        -               (20,935)
                                                                ---------------  --------------

Net cash used in financing activities                                  -                (20,935)
                                                                ---------------  --------------

Net increase (decrease) in cash and cash equivalents                     44,851        (17,620)

Cash and cash equivalents at beginning of year                          602,283         469,355
                                                                ---------------  --------------

Cash and cash equivalents at end of year                              $647,134        $451,735
                                                                ===============  ==============



                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS







Reconciliation of net income to net cash provided by operating activities:


                                                                       Three Months
                                                                          Ended
                                                                          March 31,
                                                                     1999            1998
Net income                                                             $50,480         $34,522
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                           -                7,928
Equity in (income) loss from partnership                                -             (31,604)
Minority interests' equity in subsidiary                                -                9,172
income
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease in accounts receivable                                        789           6,730
    Increase (decrease) in accounts payable and accrued                 18,089        (49,415)
expenses
    Increase (decrease) in due to affiliates                          (22,582)          31,192
    Decrease in tenant security deposits                               (1,925)         (1,155)
                                                                ---------------  --------------

Net cash provided by operating activities                              $44,851          $7,371
                                                                ===============  ==============

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,827 investors at March 31, 1999.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 8.)

2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiaries: The Pines on Cheyenne Creek Joint Venture (Cheyenne Creek), Mariposa Joint Venture (Mariposa) and Canyon View East Joint Venture (Canyon View East). All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its investment in Casabella Associates (Casabella) utilizing the equity method of accounting. The Partnership's investment account is adjusted to reflect its pro rata share of profits, losses and distributions from Casabella Associates. Refer to Notes 4 and 5 regarding the termination of the joint ventures and sale of Mariposa, Cheyenne Creek and Casabella.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                           Buildings and improvements               39-40 years
                           Equipment, furnishings and fixtures       5-15 years

         As discussed further in Note 8, as of December 31, 1997, the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly, the Partnership stopped depreciating these assets effective January 1, 1998.

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 8, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
2.  Significant Accounting Policies, continued

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. The Partnership entered into a sale agreement and is currently pursuing the sale of Cheyenne Creek. As further discussed in Note 8, effective December 31, 1997, the Partnership recorded its assets at the lower of carrying value or net realizable value and has classified its properties as Held for Sale.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at March 31, 1999 and December 31, 1998 consisted of the following:

                                                        1999              1998
                                                        ----              ----
                  Cash on hand                       $647,134          $602,283

4.  Joint Venture and Property Acquisitions:

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

Cheyenne Creek

On September 26, 1988, the Partnership and a limited partnership affiliated with the General Partners (the "Affiliated Partnership") acquired L'Auberge Cheyenne Creek ("Cheyenne Creek"), formerly The Pines on Cheyenne Creek, a 108-unit residential property located in Colorado Springs, Colorado and simultaneously contributed the property to the Pines on Cheyenne Creek Joint Venture comprised of the Partnership, the Affiliated Partnership and the property developer. The Partnership owned a majority interest in the Pines on Cheyenne Creek 4. Joint Venture and Property Acquisitions, continued

Joint Venture and, therefore, the accounts and operations of the Pines on Cheyenne Creek Joint Venture were consolidated into the Partnership. The Affiliated Partnership owned an 18% interest in the Pines on Cheyenne Creek.

The co-venture partner was Highland Properties, Inc. ("Highland"), a Colorado based residential development, construction and management firm. Highland developed the property known as L'Auberge Cheyenne Creek.

In accordance with the terms of the purchase agreement and the joint venture agreement, through March 31, 1999, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (4) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

On May 28, 1998, Cheyenne Creek was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998, as amended. Cheyenne Creek was sold to G&I Cheyenne Creek LLC,

4.        Joint Venture and Property Acquisitions, continued

a Delaware limited liability company unaffiliated with the Partnership. The net selling price was $6,156,249, subject to certain customary adjustments net of a credit to the purchaser of $56,700 for capital improvements. The Joint Venture repaid mortgage financing in the approximate amount of $3,138,795 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a loss on sale of approximately $80,778.

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

In accordance with the terms of the sale agreement and the joint venture agreement, through March 31, 1999, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

4.  Joint Venture and Property Acquisitions, continued

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through March 31, 1999, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the three months ended March 31, 1999, and 1998, the Canyon View East Joint Venture had a net income of $127,565 and $26,652, respectively.

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

On May 22, 1998, Casabella Associates sold its only material asset, Casabella, a 154-unit multi family rental property in Scottsdale, Arizona pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated February 4, 1998, as amended. Casabella was sold to Casabella Condominium Ventures Limited Partnership, a limited partnership unaffiliated with the Partnership. The net selling price was $11,418,702, subject to certain customary adjustments net of a credit to the purchaser of $120,000 for capital improvements. Casabella Associates repaid mortgage financing in the approximate amount of $6,750,400 at closing utilizing a portion of proceeds from the sale. The net proceeds to Casabella Associates from the sale of Casabella were approximately $4,570,300 of which the Partnership's share was approximately $1,750,425.

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

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at March 31, 1999 and December 31, 1998, are summarized as follows:

         Assets:                                                 1999               1998
                                                                 ----               ----
           Property, plant and equipment           $           -               $11,580,507
           Accumulated depreciation                                             (2,228,967)
                                                                                -----------

             Property, plant and equipment, net                                  9,351,540

           Other assets                                                             87,933

             Total assets                          $           -                $9,439,473
                                                                                 =========

         Liabilities and partners' equity:
           Mortgage notes payable                                                6,734,895
           Other liabilities                                                       173,237
                                                                                   -------
           Total liabilities                                                     6,908,132

           Partners' equity                                                      2,531,341

             Total liabilities and partners' equity$            -               $9,439,473
                                                                                 =========

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the three months ended March 31, 1999 and 1998 are summarized as follows:

         Income:                                            1999              1998
                                                            ----              ----
           Rental income                          $           -             $404,617
           Other income                                                        7,679
                                                                               -----

                                                                             412,296
         Expenses and other deductions:
           General and administrative                                          1,325
           Operations                                                        167,905
           Depreciation and amortization                                       6,428
           Interest                                                          154,121
                                                                             -------
                                                                             329,779
         Net income (loss)                         $             -           $82,517
                                                                              ======

6.  Partners' Equity:

Under the terms of the Partnership Agreement profits are allocated 98% to the Limited Partners and 2% to the General Partners; losses are allocated 99% to the Limited Partners and 1% to the General Partners.

Cash distributions to the partners are governed by the Partnership Agreement and are made, to the extent available, 98% to the Limited Partners and 2% to the General Partners.

The allocation of the related profits, losses, and distributions, if any, would be different than described above in the case of certain events as defined in the Partnership Agreement, such as the sale of an investment property or an interest in a joint venture partnership. 7. Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at March 31, 1999 and December 31, 1998 consisted of $30,535 and $53,117, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1999 and 1998, general and administrative expenses included $14,361, and $19,289, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the three months ended March 31, 1999 and 1998, property management fees of $8,924 and $17,702, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

8.        Assets Held for Sale:

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


8.  Assets Held for Sale, continued:

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

The tentative trial date previously set for May 18, 1999 has been rescheduled by the court to an as yet unspecified date in the fall. Although there can be no assurance, the parties appear to be interested in reaching a settlement.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS
-------

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At March 31, 1999, the Partnership had cash and cash equivalents of $647,134 compared with $602,283 at December 31, 1998. The aggregate net increase in working capital reserves was $44,851, which was the result from cash provided by operations.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona. Until May 1998, the Partnership owned a majority interest in two joint ventures: (1) Pines at Cheyenne Creek Joint Venture which owned and operated L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado; and (2) Casabella Associates which in turn, owned and operated Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona. Cheyenne Creek and Casabella were sold in May 1998. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. With regard to the termination of the Mariposa Joint Venture, see Note 4 of Notes to Consolidated Financial Statements. As further discussed in Note 8 of the Notes to Consolidated Financial Statements, Canyon View East is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View East

The property was 90% occupied as of March 31, 1999, compared to 89% approximately one year ago. At March 31, 1999 and 1998, the market rents for the various unit types were as follows:

        Unit Type ............................             1999             1998
----------------------------------------------            -----            -----
Two bedroom two bath .........................            $1095            $1095
Three bedroom two bath .......................             1265             1265




Results of Operations

For the three months ended March 31, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $224,533        $5,475          $230,008
                                                 --------------  ------------ -----------------
                                                       224,533         5,475           230,008

Expenses:
  General and administrative                           -              82,560            82,560
  Operations                                            96,968        -                 96,968
  Depreciation and amortization                        -              -              -
  Interest                                             -              -              -
  Equity in (income) loss from partnership             -              -              -
                                                 --------------  ------------ -----------------
                                                         96,968        82,560           179,528
                                                 --------------  ------------ -----------------

Net income (loss)                                     $127,565     ($77,085)           $50,480
                                                 ==============  ============ =================

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

                                                 Cheyenne           Canyon                      Consolidated
                                                  Creek           View East      Partnership          Totals
Revenue                                             $224,806          $217,147        $6,085        $448,038

                                              ---------------   --------------- ------------- ---------------
                                                     224,806           217,147         6,085         448,038

Expenses:
  General and administrative                        -                 -               70,224          70,224
  Operations                                          93,200            92,999           164         186,363
  Depreciation and amortization                        3,840             4,088       -                 7,928
  Interest                                            78,025            93,408       -               171,433
  Equity in (income) loss from                      -                 -             (31,604)        (31,604)
partnership
                                              ---------------   --------------- ------------- ---------------
                                                      175,065           190,495        38,784         404,344
                                              ---------------   --------------- ------------- ---------------

Net income (loss) before minority                     49,741            26,652      (32,699)          43,695
interest

Minority Interests' share of net loss                (9,172)          -              -               (9,172)
                                              ---------------   --------------- ------------- ---------------

Net income (loss)                                    $40,569           $26,652     ($32,699)         $34,523
                                              ===============   =============== ============= ===============

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998:

Partnership operations for the three months ended March 31, 1999 generated net income of $50,480 compared with a net income of $34,523 for the corresponding period in 1998. Revenue decreased by $218,030 or 49% primarily due to the fact that Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $89,395 or 48% primarily due to the sale of Cheyenne Creek. General and administrative expenses increased by $12,336 or 18%, primarily due an increase in legal costs of $31,146 associated with the Canyon View litigation, offset by a $18,810 reduction in expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.


Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is already Year 2000 compliant.

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

The accounting systems are run on a Novell network, which needs to be upgraded for compliance with the Year 2000. The Partnership's anticipated share of the cost of this upgrade is $450. The upgrade is scheduled to take place by the end of May 1999.

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


                               Date: May 14, 1999