Form 10-Q
period 1999-06-30
DEVELOPMENT PARTNERS II
filed 1999-08-13
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------



                                                                 (Unaudited)
                            ASSETS                                 June 30,       December 31,
                                                                     1999            1998
Assets held for sale (Note 8)
  Land                                                              $1,856,811      $1,856,811
  Buildings and improvements                                         5,845,520       5,845,520
  Equipment, furnishings and fixtures                                  669,655         669,655

                                                                ---------------  --------------
                                                                     8,371,986       8,371,986
  Less accumulated depreciation and impairment                     (1,830,623)     (1,830,623)
                                                                ---------------  --------------

                                                                     6,541,363       6,541,363

Cash and cash equivalents                                              519,665         602,283
Accounts receivable                                                     65,850             839
                                                                ---------------  --------------

         Total assets                                               $7,127,716      $7,144,485
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                       $41,384         $46,156
Accrued expenses                                                        36,526          60,110
Due to affiliates (Note 7)                                              24,560          53,117
Tenant security deposits                                                16,060          18,335
                                                                ---------------  --------------
         Total liabilities                                             118,530         177,718

General Partners' deficit                                                (742)         (1,590)
Limited Partners' equity                                             7,009,928       6,968,357
                                                                ---------------  --------------

        Total liabilities and partners' equity                      $7,127,716      $7,144,485
                                                                ===============  ==============








                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                             Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                   1999              1998            1999             1998
                                                   ----              ----            ----             ----
Revenue:
   Rental income                                    $223,325          $368,809        $447,858         $811,173
    Interest income                                    5,124            14,760          10,599           20,434
    Loss from sale of property                         -              (80,778)           -             (80,778)
                                              ---------------   ---------------  --------------  ---------------

                                                     228,449           302,791         458,457          750,829

Operating Expenses                                    89,280           188,806         186,248          375,169
Interest                                                -              164,078             -            335,511
Depreciation and amortization                           -               11,125            -              19,053
General and administrative                           147,230            61,372         229,790          131,597
Equity in income from partnership                                    (609,270)           -            (649,105)
                                              ---------------   ---------------  --------------  ---------------
                                                     236,510         (183,889)         416,038          212,225
                                              ---------------   ---------------  --------------  ---------------

Net income before minority interest                  (8,061)           486,680          42,419          538,604
Minority interests' equity in
  subsidiary loss                                      -                 2,508           -                8,232
                                              ---------------   ---------------  --------------  ---------------


Net income (loss)                                   ($8,061)          $489,188         $42,419         $546,836
                                              ===============   ===============  ==============  ===============

Net income allocated to:
  General Partners                                     ($81)            $9,281            $848          $10,070

  Basic and diluted per unit net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       36,963 units issued                           ($0.22)            $12.98           $1.12           $14.52













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)





                                                                   Investor          Total
                                                 General           Limited         Partners'
                                                 Partners          Partners         Equity

Balance at December 31, 1997                       ($11,160)        $6,613,536      $6,602,376

Minority interest absorbed                          -                  (4,103)         (4,103)

Cash distributions                                  -                (166,334)       (166,334)

Net income                                             9,570           525,258         534,828
                                              ---------------   ---------------  --------------

Balance at December 31, 1998                         (1,590)         6,968,357       6,966,767

Cash distributions                                  -                 -                -

Net income                                               848            41,571          42,419
                                              ---------------   ---------------  --------------

Balance at June 30, 1999                              ($742)        $7,009,928      $7,009,186
                                              ===============   ===============  ==============























                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                           Six Months
                                                                              Ended
                                                                            June 30,

                                                                     1999            1998
                                                                     ----            ----
Cash flows from operating activities:
  Interest received                                                    $10,599         $20,434
  Cash received from rental income                                     445,583         778,073
  General and administrative expenses                                (275,921)       (145,571)
  Operating expense                                                  (262,879)       (501,934)
  Interest paid                                                                      (348,528)
                                                                      -                                       -

                                                                ---------------  --------------

Net cash used in operating activities                                 (82,618)       (197,526)

Cash flows from investing activities:
  Proceeds from sale of property                                                     5,671,909
  Capital improvements                                                    -            (81,996)
  Distributions received from partnership                                            1,792,448
  Deferred costs                                                          -               (874)
                                                                ---------------  --------------

Net cash provided by investing activities                                 -          7,381,488

Cash flows from financing activities:
  Principal payments on mortgage notes payable                             -        (3,147,794)
  Distributions paid to the minority interest                              -              7,314
  Cash paid for deposits                                                   -               452
                                                                ---------------  --------------

Net cash used in financing activities                                     -        (3,140,028)
                                                                ---------------  --------------

Net increase (decrease) in cash and cash equivalents                  (82,618)       4,043,934

Cash and cash equivalents at beginning of                              602,283         469,355
year
                                                                ---------------  --------------

Cash and cash equivalents at end of year                              $519,665      $4,513,289
                                                                ===============  ==============









                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS







Reconciliation of net income to net cash used in operating activities:


                                                                            Six Months
                                                                              Ended
                                                                            June 30,
                                                                     1999            1998
Net income                                                             $42,419        $546,836
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                           -               19,053
Loss from sale of property                                              -               80,778
Equity in income from partnership                                       -            (649,105)
Minority interests' equity in subsidiary                                -              (8,232)
income
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    Decrease in accounts receivable                                   (65,011)        (29,031)
    Decrease in accounts payable and accrued expenses                 (28,356)       (123,612)
    Decrease in due to affiliates                                     (28,557)         (1,113)
    Decrease in rents received in advance                               -                (850)
    Decrease in tenant security deposits                               (2,275)        (32,250)
                                                                ---------------  --------------

Net cash provided by operating activities                            ($82,618)      ($197,526)
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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,824 investors at June 30, 1999.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at June 30, 1999 and December 31, 1998 consisted of the following:

                                                      1999              1998
                                                       ----              ----
                  Cash on hand                       $519,665          $602,283


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

In accordance with the terms of the purchase agreement and the joint venture agreement, through June 30, 1999, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (4) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

In accordance with the terms of the sale agreement and the joint venture agreement, through June 30, 1999, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through June 30, 1999, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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


4.  Joint Venture and Property Acquisitions, continued

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

For the six months ended June 30, 1999, and 1998, the Canyon View East Joint Venture had a net income of $261,610 and $47,204, respectively.

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







5.  Investment in Partnership, continued:

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at June 30, 1999 and December 31, 1998, are summarized as follows:

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
                                                                                 =========

The elements of the consolidated net income (loss) from Casabella Associates and Casabella Joint Venture for the six months ended June 30, 1999 and 1998 are summarized as follows:

         Income:                                            1999              1998
                                                            ----              ----
           Rental income                          $           -             $640,283
           Other income                                                       23,062
           Gain on sale of property                                        1,899,836
                                                                           ---------
                                                                           2,563,181
         Expenses and other deductions:
           General and administrative                                          2,144
           Operations                                                        268,885
           Depreciation and amortization                                      13,927
           Interest                                                          284,752
                                                                             -------
                                                                             569,708
         Net income (loss)                         $             -        $1,993,473
                                                                           =========

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

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at June 30, 1999 and December 31, 1998 consisted of $24,560 and $53,117, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 1999 and 1998, general and administrative expenses included $27,556, and $38,069, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the six months ended June 30, 1999 and 1998, property management fees of $17,647 and $32,457, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

As previously reported, the sale of Canyon View East to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View East.
On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's contribution, after the receipt of an anticipated insurance reimbursement, will be $65,000.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. While there can be no assurance, certain market conditions suggest that the Canyon View East Apartments may be sold at a potentially higher price than the price contemplated in the Sale Agreement. Accordingly, the General Partners intend to reoffer Canyon View for sale in an expeditious manner.

As it is the intent of the General Partners to pursue the sale of Canyon View, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At June 30, 1999, the Partnership had cash and cash equivalents of $519,665 compared with $602,283 at December 31, 1998. The aggregate net decrease in working capital reserves was $82,618, which was the result from cash used by operations.

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

Canyon View East

The property was 93% occupied as of June 30, 1999, compared to 89% approximately one year ago. At June 30, 1999 and 1998, the market rents for the various unit types were as follows:

                          Unit Type                       1999             1998
                          ---------                      ----             ----
                  Two bedroom two bath                    $875             $875
                  Three bedroom two bath                  $1010           $1010




Results of Operations

For the three months ended June 30, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:


                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $223,325        $5,124          $228,449

                                                 --------------  ------------ -----------------
                                                       223,325         5,124           228,449

Expenses:
  General and administrative                           -             147,230           147,230
  Operations                                            89,280        -                 89,280
  Depreciation and amortization                        -              -              -
  Interest                                             -              -              -
  Equity in (income) loss from partnership             -              -              -
                                                 --------------  ------------ -----------------
                                                          89,280      147,230         236,510
                                                 --------------  ------------ -----------------

Net income (loss)                                     $134,045      ($142,106)        ($8,061)
                                                 ==============  ============ =================

For the three months ended June 30, 1998, the Partnership's operating results were comprised of its share of the income (losses) from Cheyenne Creek, the Canyon View East Joint Venture and the Partnership's share of the income from Casabella Associates, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                  Cheyenne             Canyon           Partnership     Consolidated
                                                   Creek             View East                Level           Totals
Revenue                                               $146,926            $223,534          $13,109         $383,569
Gain (loss) from sale of property                        (80,778)                                             ($80,778)

Expenses:
  General and administrative                         -                   -                   61,372           61,372
  Operations                                            85,941             102,367              498          188,806
  Depreciation and amortization                          7,037               4,088         -                  11,125
  Interest                                              67,551              96,527         -                 164,078
  Equity in (income) loss from partnership           -                   -                (609,270)        (609,270)
                                              -----------------   -----------------  ---------------  ---------------
                                                      160,529             202,982        (547,400)        (183,889)
                                              -----------------   -----------------  ---------------  ---------------

Net income (loss) before minority interest            (94,381)              20,552          560,509          486,680

Minority Interests' share of net loss                    2,508           -                 -                   2,508
                                              -----------------   -----------------  ---------------  ---------------

Net income (loss)                                    ($91,873)             $20,552         $560,509         $489,188
                                              =================   =================  ===============  ===============


For the six months ended June 30, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint
Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $447,858       $10,599          $458,457

                                                 --------------  ------------ -----------------
                                                       447,858        10,599           458,457

Expenses:
  General and administrative                           -             229,790           229,790
  Operations                                           186,248        -                186,248
  Depreciation and amortization                        -              -              -
  Interest                                             -              -              -
  Equity in (income) loss from partnership             -              -              -
                                                 --------------  ------------ -----------------
                                                       186,248       229,790           416,038
                                                 --------------  ------------ -----------------

Net income (loss)                                     $261,610    ($219,191)           $42,419
                                                 ==============  ============ =================


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

                                                    Cheyenne            Canyon            Partnership      Consolidated
                                                      Creek           View East                 Level            Totals
Revenue                                                  $371,732          $440,681           $19,194          $831,607
Gain (loss) from sale of property                        (80,778)                                             ($80,778)
                                                ------------------ -----------------  ----------------  ----------------
                                                          290,954           440,681            19,194           750,829

Expenses:
  General and administrative                            -                 -                   131,597           131,597
  Operations                                              179,141           195,366               662           375,169
  Depreciation and amortization                            10,877             8,176          -                   19,053
  Interest                                                145,576           189,935          -                  335,511
  Equity in (income) loss from partnership              -                 -                 (649,105)         (649,105)
                                                ------------------ -----------------  ----------------  ----------------
                                                         335,594           393,477         (516,846)           212,225
                                                ------------------ -----------------  ----------------  ----------------

Net income (loss) before minority interest               (44,640)            47,204           536,040           538,604

Minority Interests' share of net loss                       8,232         -                  -                    8,232
                                                ------------------ -----------------  ----------------  ----------------

Net income (loss)                                       ($36,408)           $47,204          $536,040          $546,836
                                                ================== =================  ================  ================




Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998:

Partnership operations for the six months ended June 30, 1999 generated net income of $42,419 compared with a net income of $546,836 for the corresponding period in 1998. Revenue decreased by $292,372 or 39% primarily due to the fact that Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $188,921 or 50% primarily due to the sale of Cheyenne Creek. General and administrative expenses increased by $98,193 or 43%, due to the $65,000 payment for the Canyon View litigation settlement, as well as an increase in legal costs of $56,482, offset by a $23,289 reduction in expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is already Year 2000 compliant.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. Because the Partnership intends to sell its remaining property, it is anticipated to be completely liquidated by the end of 1999 and the year 2000 issue will not materially affect the results of operations or financial condition of the Partnership. However, if any financial information for the Partnership needs to be maintained into the year 2000, the Partnership's management has already purchased AMSI's financial reporting system, which is Year 2000 compliant. The financial records would be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on a Novell network, which has been upgraded for compliance with the Year 2000. The Partnership's share of the cost of this upgrade approximately $595.

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


                              Date: August 12, 1999