Form 10-Q
period 1999-09-30
DEVELOPMENT PARTNERS II
filed 1999-11-15
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                  5110 Langdale Way, Colorado Springs, CO 80906
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (719) 527-0544
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           CONSOLIDATED BALANCE SHEETS


                                 ---------------



                                                                 (Unaudited)
                            ASSETS                               September 30,    December 31,
                                                                     1999            1998
Assets held for sale (Note 8)
  Land                                                              $1,856,811      $1,856,811
  Buildings and improvements                                         5,845,520       5,845,520
  Equipment, furnishings and fixtures                                  669,655         669,655

                                                                ---------------  --------------
                                                                     8,371,986       8,371,986
  Less accumulated depreciation                                    (1,830,623)     (1,830,623)
                                                                ---------------  --------------

                                                                     6,541,363       6,541,363

Cash and cash equivalents                                              682,049         602,283
Deposits and prepaid expenses                                            1,676             -
Accounts receivable                                                      2,283             839
                                                                ---------------  --------------

         Total assets                                               $7,227,371      $7,144,485
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                       $21,683         $46,156
Accrued expenses                                                        57,516          60,110
Due to affiliates (Note 7)                                              16,500          53,117
Tenant security deposits                                                14,660          18,335
                                                                ---------------  --------------
         Total liabilities                                             110,359         177,718

General Partners' equity (deficit)                                       2,339         (1,590)
Limited Partners' equity                                             7,114,673       6,968,357
                                                                ---------------  --------------

        Total liabilities and partners' equity                      $7,227,371      $7,144,485
                                                                ===============  ==============








                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS





                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                               1999              1998            1999             1998
Revenue:
   Rental income                                $240,090          $196,354        $687,948       $1,097,281
    Interest income                                4,507            79,498          15,106           10,177
    Loss from sale of property                                                       -             (80,778)
                                          ---------------   ---------------  --------------  ---------------
                                                 244,597           275,852         703,054        1,026,680

Operating Expenses                               101,575            98,959         287,823          474,128
Interest                                            -               94,641             -            430,152
Depreciation and amortization                       -                 -               -              19,053
General and administrative                      (11,008)            71,064         218,782          202,661
Equity in income from partnership                                                    -            (649,106)
                                          ---------------   ---------------  --------------  ---------------
                                                  90,567           264,664         506,605          476,888
                                          ---------------   ---------------  --------------  ---------------

Net income before minority interest              154,030            11,188         196,449          549,792
Minority interests' equity in
  subsidiary loss                                                                    -                8,232
                                          ---------------   ---------------  --------------  ---------------


Net income                                      $154,030           $11,188        $196,449         $558,024
                                          ===============   ===============  ==============  ===============

Net income allocated to:
  General Partners                                $3,081              $224          $3,929           $9,738

  Basic and diluted per unit net income allocated to
Investor Limited
    Partner interest:
       36,963 units issued                         $4.08             $0.30           $5.21           $14.83








                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)





                                                               Investor          Total
                                             General           Limited         Partners'
                                             Partners          Partners         Equity

Balance at December 31, 1997                   ($11,160)        $6,613,536      $6,602,376

Minority interest absorbed                      -                  (4,103)         (4,103)

Cash distributions                              -                (166,334)       (166,334)

Net income                                         9,570           525,258         534,828
                                          ---------------   ---------------  --------------

Balance at December 31, 1998                     (1,590)         6,968,357       6,966,767

Cash distributions                              -                 (46,204)        (46,204)

Net income                                         3,929           192,520         196,449
                                          ---------------   ---------------  --------------

Balance at September 30, 1999                     $2,339        $7,114,673      $7,117,012
                                          ===============   ===============  ==============







                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                   Nine Months Ended
                                                                     September 30,

                                                                 1999            1998
                                                                 ----            ----
Cash flows from operating activities:
  Interest received                                                $15,106         $10,177
  Cash received from rental income                                 684,273       1,062,891
  General and administrative expenses                            (270,011)       (167,731)
  Operating expense                                              (303,398)       (531,509)
  Interest paid                                                      -           (445,282)
                                                           ---------------  --------------
Net cash provided by (used in) operating activities                125,970        (71,454)

Cash flows from investing activities:
  Proceeds from sale of property                                      -          5,671,909
  Capital improvements                                                -            (81,996)
  Distributions received from partnership                             -          1,805,763
  Deferred costs                                                      -                963
                                                            ---------------  --------------
Net cash provided by investing activities                             -          7,396,639

Cash flows from financing activities:
  Distributions to partners                                       (46,204)       (166,334)
  Principal payments on mortgage notes payable                        -        (6,960,055)
  Distributions paid to the minority interest                         -            (7,310)
  Cash paid for deposits                                              -               452
                                                            ---------------  --------------
Net cash used in financing activities                             (46,204)     (7,133,247)
                                                            ---------------  --------------

Net increase in cash and cash equivalents                           79,766         191,938

Cash and cash equivalents at beginning of year                      602,283         469,355
                                                            ---------------  --------------

Cash and cash equivalents at end of year                          $682,049        $661,293
                                                            ===============  ==============







                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                             AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS







Reconciliation of net income to net cash provided by (used in) operating activities:


                                                                   Nine Months Ended
                                                                      September 30,
                                                                 1999            1998
                                                                 ----            ----
Net income                                                        $196,449        $558,024
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                       -               19,053
Loss from sale of property                                          -               80,778
Equity in income from partnership                                   -            (649,106)
Minority interests' equity in subsidiary                            -              (8,232)
income
Change in assets and liabilities net of effects of investing and financing activities:
    Decrease in accounts receivable                                (1,444)           7,623
    Decrease in accounts payable and accrued expenses             (27,067)        (85,258)
    Decrease in due to affiliates                                 (36,617)          40,054
    Decrease in rents received in advance                           -                (850)
    Decrease in tenant security deposits                           (3,675)        (33,540)
                                                            ---------------  --------------

Net cash provided by (used by) operating activities               $125,970       ($71,454)
                                                            ===============  ==============


                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,812 investors at September 30, 1999.

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

 3.  Cash and Cash Equivalents:

Cash and cash equivalents at September 30, 1999 and December 31, 1998 consisted of the following:

                                                        1999              1998
                                                        ----              ----
                  Cash on hand                        $682,049          $602,283


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

In accordance with the terms of the purchase agreement and the joint venture agreement, through September 30, 1999, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (4) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

In accordance with the terms of the sale agreement and the joint venture agreement, through September 30, 1999, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through September 30, 1999, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the nine months ended September 30, 1999, and 1998, the Canyon View East Joint Venture had a net income of $138,515 and $51,220, respectively.

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







5.  Investment in Partnership, continued:

The consolidated balance sheets of Casabella Associates and Casabella Joint Venture at September 30, 1999 and December 31, 1998, are summarized as follows:

         Assets:                                         1999             1998
                                                         ----             ----
           Property, plant and equipment                $   -           $   -
           Accumulated depreciation

             Property, plant and equipment, net

           Other assets

             Total assets                              $   -           $   -

         Liabilities and partners' equity:
           Mortgage notes payable
         Total liabilities

           Partners' equity

             Total liabilities and partners' equity    $   -           $   -

The elements of the consolidated net income from Casabella Associates and Casabella Joint Venture for the nine months ended September 30, 1999 and 1998 are summarized as follows:

         Income:                                            1999              1998
                                                            ----              ----
           Rental income                          $           -             $640,283
           Other income                                                       23,062
           Gain on sale of property                                        1,899,836
                                                                           ---------

                                                                           2,563,181
         Expenses and other deductions:
           General and administrative                                          2,144
           Operations                                                        268,885
           Depreciation and amortization                                      13,927
           Interest                                                          284,752
                                                                             -------
                                                                             569,708
         Net income                                $             -        $1,993,473
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

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 1999 and
December 31, 1998 consisted of $16,500 and $53,117, respectively, relating to reimbursable costs due to L'Auberge
Communities, Inc.

As of September 30, 1999 and 1998, general and administrative expenses included $40,752, and $46,844, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the nine months ended September 30, 1999 and 1998, property management fees of $27,041 and $40,232, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

As previously reported, the sale of Canyon View East to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View East. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's contribution, net of the receipt of an insurance reimbursement, was $65,000.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. While there can be no assurance, certain market conditions suggest that the Canyon View East Apartments may be sold at a potentially higher price than the price contemplated in the Sale Agreement. The General Partners are currently reoffering Canyon View East for sale and intend to complete the sale in as expeditious a manner as possible.

As it is the intent of the General Partners to pursue the sale of Canyon View East, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At September 30, 1999, the Partnership had cash and cash equivalents of $682,049 compared with $602,283 at December 31, 1998. The aggregate net increase in working capital reserves was $79,766, which was the result from cash provided by operations of $125,970, offset by partner distributions in the amount of $46,204
 .

Property Status

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona. Until May 1998, the Partnership owned a majority interest in two joint ventures: (1) Pines at Cheyenne Creek Joint Venture which owned and operated L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado; and (2) Casabella Associates which in turn, owned and operated Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona. Cheyenne Creek and Casabella were sold in May 1998. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. With regard to the termination of the Mariposa Joint Venture, see Note 4 of Notes to Consolidated Financial Statements. As further discussed in Note 8 of the Notes to Consolidated Financial Statements, Canyon View East is being offer for sale.

Canyon View East

The property was 91% occupied as of September 30, 1999, compared to 88% approximately one year ago. At September 30, 1999 and 1998, the market rents for the various unit types were as follows:

                          Unit Type                      1999             1998
                          ---------                     ----             ----
                  Two bedroom two bath                   $875             $875
                  Three bedroom two bath                 $1010           $1010



Results of Operations

For the three months ended September 30, 1999, the Partnership's operating results were comprised of its share of the income from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                             Canyon        Partnership    Consolidated
                                           View East           Level        Totals
Revenue                                        $240,090       $4,507      $244,597

                                         --------------- ------------  ------------
                                                240,090        4,507       244,597

Expenses:
  General and administrative                   -            (11,008)      (11,008)
  Operations                                    101,575                    101,575
                                         --------------- ------------  ------------
                                                 101,575     (11,008)        90,567
                                         --------------- ------------  ------------


Net income                                     $138,515      $15,515      $154,030
                                         =============== ============  ============



For the three months ended September 30, 1998, the Partnership's operating results were comprised of its share of the income from the Canyon View East
Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                          Canyon         Partnership    Consolidated
                                                         View East           Level            Totals
Revenue                                                     $196,354       $79,498          $275,852

Expenses:
  General and administrative                                 -              71,064            71,064
  Operations                                                  97,696         1,263            98,959
  Interest                                                    94,641        -                 94,641
                                                        -------------- ------------  ----------------
                                                             192,337        72,327           264,664
                                                       --------------  ------------  ----------------

Net income                                                    $4,017        $7,171           $11,188
                                                       ==============  ============  ================







For the nine months  ended  September  30,  1999,  the  Partnership's  operating results were comprised of its share of the income  (losses) from the Canyon View
East Joint  Venture and the  partnership  level  interest  income  earned on its short-term investments,  reduced by administrative  expenses. A summary of these operating results (unaudited) appears below:
                                             Canyon        Partnership   Consolidated
                                           View East           Level           Totals
Revenue                                        $687,948      $15,106         $703,054

                                         --------------- ------------  ---------------
                                                687,948       15,106          703,054

Expenses:
  General and administrative                   -             218,782          218,782
  Operations                                    287,823                       287,823
                                         --------------- ------------  ---------------
                                                287,823      218,782          506,605
                                         --------------- ------------  ---------------

Net income (loss)                              $400,125   ($203,676)         $196,449
                                         =============== ============  ===============


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

                                                 Cheyenne         Canyon        Partnership   Consolidated
                                                   Creek         View East           Level          Totals
Revenue                                             $371,732        $637,034       $98,692      $1,107,458

Expenses:
  General and administrative                         -               -             202,661         202,661
  Operations                                         179,141         293,062         1,925         474,128
  Depreciation and amortization                       10,877           8,176        -               19,053
  Interest                                           145,576         284,576        -              430,152
  Equity in loss from partnership                    -               -           (649,106)       (649,106)
                                               --------------  --------------  ----------- ---------------
                                                     335,594         585,814     (444,520)         476,888
                                               --------------  --------------  ------------ ---------------

Net income before minority interest                   36,138          51,220       543,212         630,570

Minority Interests' share of net loss                  8,232         -              -                8,232
                                               --------------  --------------  ------------ ---------------

Net income                                           $44,370         $51,220      $543,212        $638,802
                                               --------------  --------------  ------------ ---------------

Loss from sale of property                         ($80,778)                                      (80,778)
                                               --------------  --------------  ------------ ---------------

Net income (loss)                                  ($36,408)         $51,220      $543,212        $558,024
                                               ==============  ==============  ============ ===============


Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998:

Partnership operations for the nine months ended September 30, 1999 generated net income of $196,449 compared with a net income of $558,024 for the corresponding period in 1998. Revenue decreased by $404,404 or 37% primarily due to the fact that Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $186,305 or 39% primarily due to the sale of Cheyenne Creek. General and administrative expenses increased by $16,121 or 8%, due to the $65,000 payment for the Canyon View litigation settlement, offset by a $48,879 reduction in expenses including professional fees associated with the sale of the properties in 1998, as well as accounting fees and investor services.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is already Year 2000 compliant.

The Partnership's only mission critical system is its financial reporting software which is currently maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. The Partnership's management has already purchased AMSI's financial reporting system, which is Year 2000 compliant. The financial records will be transferred to the AMSI accounting software prior to the end of 1999.

The accounting systems are run on a Novell network, which has been upgraded for compliance with the Year 2000. The Partnership's share of the cost of this upgrade was approximately $595.

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


                                           Date:   November 10, 1999