Form 10-K
period 1999-12-31
DEVELOPMENT PARTNERS II
filed 2000-03-14
CIK 806397

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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

The Exhibit Index is located on page F-20

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                                 ---------------




                                            ASSETS
                                                                     1999            1998
Assets held for sale (Note 10)
  Land                                                              $1,856,811      $1,856,811
  Buildings and improvements                                         5,845,520       5,845,520
  Equipment, furnishings and fixtures                                  669,655         669,655

                                                                ---------------  --------------
                                                                     8,371,986       8,371,986
  Less accumulated depreciation                                    (1,830,623)     (1,830,623)
                                                                ---------------  --------------

                                                                     6,541,363       6,541,363

Cash and cash equivalents                                              799,478         602,283
Deposits and prepaid expenses                                            2,514             -
Accounts receivable                                                      5,315             839
                                                                ---------------  --------------

         Total assets                                               $7,348,670      $7,144,485
                                                                ===============  ==============


                          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Accounts payable                                                       $41,461         $46,156
Accrued expenses                                                        72,720          60,110
Due to affiliates (Note 9)                                              25,684          53,117
Rents received in advance                                                2,201            -
Tenant security deposits                                                13,805          18,335
                                                                ---------------  --------------
         Total liabilities                                             155,871         177,718

General Partners' equity (deficit)                                       1,095         (1,590)
Limited Partners' equity                                             7,191,704       6,968,357
                                                                ---------------  --------------

        Total liabilities and partners' equity                      $7,348,670      $7,144,485
                                                                ===============  ==============







                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                             For the years ended December 31, 1999, 1998 and 1997




                                                                     1999            1998             1997
Revenue:
   Rental revenue                                                     $918,378      $1,224,171       $2,344,767
    Interest income                                                     20,730          42,740           42,908
    (Loss) gain from sale of property                                    -            (80,778)          215,233
                                                                ---------------  --------------  ---------------

                                                                       939,108       1,186,133        2,602,908

Operating expenses                                                     397,643         585,551        1,193,954
Interest                                                                  -            350,639          928,283
Depreciation and amortization                                             -             22,460          470,011
Impairment - Cheyenne Creek (Note 2)                                     -               -              861,066
General and administrative                                             268,286         341,761          216,339
Equity in (income) loss from partnership                                 -           (640,874)           45,244
                                                                ---------------  --------------  ---------------
                                                                       665,929         659,537        3,714,897
                                                                ---------------  --------------  ---------------

Net income (loss) before minority interest                             273,179         526,596      (1,111,989)
Minority interests' equity in
  subsidiary loss                                                        -               8,232          175,370
                                                                ---------------  --------------  ---------------


Net income (loss)                                                     $273,179        $534,828       ($936,619)
                                                                ===============  ==============  ===============

Net income allocated to:
  General Partners                                                      $3,628          $9,570          $75,403

  Basic and diluted per unit net income  (loss)  allocated  to Investor  Limited
    Partner interest:
       36,963 units issued                                               $7.29          $14.21         ($27.38)













                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


              For the years ended December 31, 1999, 1998 and 1997


                                                                   Investor          Total
                                                 General           Limited         Partners'
                                                 Partners          Partners         Equity

Balance at December 31, 1996                        (86,563)         9,288,893       9,202,330

Cash distributions                                  -              (1,663,335)     (1,663,335)

Net income (loss)                                     75,403       (1,012,022)       (936,619)
                                              ---------------   ---------------  --------------

Balance at December 31, 1997                       ($11,160)        $6,613,536      $6,602,376

Minority interest absorbed                          -                  (4,103)         (4,103)

Cash distributions                                  -                (166,334)       (166,334)

Net income                                             9,570           525,258         534,828
                                              ---------------   ---------------  --------------

Balance at December 31, 1998                         (1,590)         6,968,357       6,966,767

Cash distributions                                     (943)          (46,204)        (47,147)

Net income                                             3,628           269,551         273,179
                                              ---------------   ---------------  --------------

Balance at December 31, 1999                          $1,095        $7,191,704      $7,192,799
                                              ===============   ===============  ==============







                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


              For the years ended December 31, 1999, 1998 and 1997





                                                                     1999            1998             1997
Cash flows from operating activities:
  Interest received                                                    $20,730         $42,740          $42,908
  Cash received from rental income                                     916,049       1,186,631        2,337,650
  Insurance reimbursement for litigation settlement                     65,000         -               -
  General and administrative expenses                                (219,130)       (311,429)        (230,935)
  Operating expenses                                                 (408,307)       (664,755)      (1,224,522)
  Interest paid                                                             -        (379,240)        (940,192)
  Litigation settlement paid                                         (130,000)         -               -
                                                                 --------------- --------------  ---------------

Net cash provided by (used in) operating activities                    244,342       (126,053)         (15,091)

Cash flows from investing activities:
  Proceeds from sale of property                                                     6,156,249        5,037,417
  Capital improvements                                                 -              (24,222)        (240,400)
  Distributions received from partnership                              -              1,802,214           -
                                                                 ---------------  --------------   ---------------

Net cash provided by investing activities                                 -          7,934,241        4,797,017

Cash flows from financing activities:
  Distributions to partners                                           (47,147)       (166,334)      (1,663,335)
  Cash paid for loan refinancing                                       -                -              (33,780)
  Principal payments on mortgage notes payable                         -           (6,960,055)      (2,930,731)
  Distributions paid to the minority interest                          -             (549,323)          (5,532)
  Cash paid for deposits                                               -                  452            2,061
                                                                ---------------  --------------  ---------------

Net cash used in financing activities                                 (47,147)     (7,675,260)      (4,631,317)
                                                                ---------------  --------------  ---------------

Net increase in cash and cash equivalents                              197,195         132,928          150,609

Cash and cash equivalents at beginning of year                         602,283         469,355          318,746
                                                                ---------------  --------------  ---------------

Cash and cash equivalents at end of year                              $799,478        $602,283         $469,355
                                                                ===============  ==============  ===============



                                            DEVELOPMENT PARTNERS II
                                     (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                             For the years ended December 31, 1999, 1998 and 1997




Reconciliation of net income (loss) to net cash provided by (used in) operating activities:




                                                                     1999            1998             1997
Net income (loss)                                                     $273,179        $534,828       ($936,619)
Adjustments to reconcile net income (loss) to net cash
provided
   by (used in) operating activities:
Depreciation and amortization                                           -               22,460         470,011
Impairment - Cheyenne Creek                                             -               -              861,066
Loss (gain) from sale of property                                       -               80,778        (215,233)
Equity in (income) loss from partnership                                -            (640,874)          45,244
Minority interests' equity in subsidiary                                -              (8,232)        (175,370)
income
Change in assets  and  liabilities  net of effects of  investing  and  financing activities:
    (Increase) decrease in accounts receivable                         (4,476)           5,891          (6,380)
    Decrease in deposits and prepaid expenses                          (2,514)             994           1,066
    Increase (decrease) in accounts payable and accrued expenses        7,915         (120,688)        (51,116)
   (Decrease) increase in due to affiliates                           (27,433)          36,330            (643)
    Increase (decrease) in rents received in advance                    2,201             (850)         (1,757)
    Decrease in tenant security deposits                               (4,530)         (36,690)         (5,360)
                                                                ---------------  --------------  ---------------

Net cash provided by (used in) operating activities                   $244,342       ($126,053)       ($15,091)
                                                                ===============  ==============  ===============

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

As further discussed in Item 2 below and in Note 10 of the Notes to the Consolidated Financial Statements, after taking into consideration such factors as the price to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the partners, the General Partners determined during 1997 that it would be in the best interests of the Partnership and the partners to dissolve the Partnership and liquidate its assets in 1998 (the "Dissolution"). Under the provisions of the Partnership's Partnership Agreement, the Dissolution of the Partnership required the consent of a majority in interest of the limited partners. In March 1998, the General Partners requested the consent of the limited partners to the Dissolution pursuant to a Consent Solicitation Statement first mailed to the limited partners on or about March 20, 1998. The consent of a majority in interest of the limited partners to the dissolution was obtained in April 1998. Two of the properties owned by the Partnership or in which the Partnership owned an interest were sold to purchasers unaffiliated with the General Partners. These properties were Cheyenne Creek and Casabella, both sold in May 1998. Net proceeds from this sale were used to retire Canyon View East's existing mortgage debt, which had been due to mature in September 1998 as well as the mortgage debt of Cheyenne Creek and Casabella. Canyon View East, the sole remaining property owned by the Partnership, is under contract to be sold to a purchaser unaffiliated with the general Partners. Net proceeds from the sale will not be reinvested by the Partnership or its joint ventures, but will be distributed to the partners so that the Partnership will, in effect, be self-liquidating.

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

The Partnership considers itself to be engaged in only one industry segment, multi-family real estate investment.


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

Canyon View East

On March 8, 1989, the Partnership acquired a majority interest in the Canyon View East Joint Venture. The Partnership has been designated as the managing venturer of the joint venture. In accordance with the terms of the purchase agreement and of the joint venture agreement, through December 31, 1999, the Partnership has contributed total capital of $4,334,180 to the joint venture which was used to repay a portion of the construction loan from a third party lender, to pay costs related to the permanent loan refinancing, to cover operating deficits incurred during the lease up period and to fund certain capital improvements. The Partnership also incurred $523,022 of property acquisition and organization costs which were subsequently treated as a capital contribution to the joint venture.

The property was 92% occupied as of January 15, 2000, compared to 91% approximately one year ago. At December 1999 and 1998, the market rents for the various unit types were as follows:

                          Unit Type                        1999           1998
                  Two bedroom two bath                     $875           $875
                  Three bedroom two bath                 $1,010         $1,010

Cheyenne Creek

On May 28, 1998, Cheyenne Creek was sold pursuant to the terms of a Sale Agreement and Escrow Instructions (the "Agreement") dated January 26, 1998, as amended. Cheyenne Creek was sold to G&I Cheyenne Creek LLC, a Delaware limited liability company unaffiliated with the Partnership. The net selling price was $6,156,249 subject to certain customary adjustments net of a credit to the purchaser of $57,600 for capital improvements. The Joint Venture repaid mortgage financing in the approximate amount of $3,138,795 at closing utilizing a portion of proceeds from the sale. The Partnership recorded a loss on sale of approximately $80,778 in 1998.

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

Pending Sales

On March 2, 2000, the Partnership entered into a Purchase and Sale Agreement and Escrow Instructions (the "Agreement") to sell Canyon View East to Tucson Canyon View LLC ("TCV"), an unaffiliated third party. The selling price for Canyon View East is approximately $7.4 million. In May 1998, the Limited Partners had approved the dissolution of the Partnership and the sale of Canyon View East. At that time, the Partnership had entered into an agreement to sell Canyon View East for approximately $6.6 million to Tucson Realty Holding Co., Inc. ("TRH"). The sale of Canyon View East to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View East. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View East Apartments in exchange of a cash payment. In July 1999, the agreement with TRH was terminated without consummation of the sale of Canyon View East.
See Note 10 of the Notes to the Consolidated Financial Statements. The Partnership owns a joint venture interest in Canyon View East Joint Venture which holds fee simple title to the property. The Partnership's co-venturers are unaffiliated with the Partnership and the General Partners. No co-venturer will be entitled to receive any portion of the proceeds of the sale of Canyon View East. Under the terms of the Canyon View East Joint Venture Agreement, the Partnership's co-venturers were granted a right of first refusal to purchase Canyon View East on the same terms and conditions as an accepted third party offer to purchase the property. That right of first refusal will apply to the proposed sale to TCV except that in connection with the settlement of the litigation involving the proposed sale to TRH, the co-venturer who had been the plaintiff relinquished any right of first refusal on Canyon View East.

In the event of a sale to TCV, Canyon View East would be sold together with an adjoining apartment phase owned by Canyon View Joint Venture, an affiliated entity which is the Managing Venturer of Development Partners, a public limited partnership. The approximately $18.7 million total purchase price for the two adjacent properties was allocated between the two joint ventures based on the gross rent potential of the two properties.

The Purchase Agreement provides that the sale is subject to the subdivision of the property into condominiums by the Partnership prior to the Closing and that the purchaser, TCV, has the right to conduct its "due diligence" review of the property. This review includes, but is not limited to, a physical inspection and examination of title and environmental matters. During the due diligence period, TCV has the customary right to withdraw its offer for any reason. Because the property sale is subject to the recordation of a subdivision map approved by Pima County, Arizona, and to TCV's due diligence review of the property, there can be no assurance that the proposed sale described above will actually occur. Alternatively, as is customary in similar real estate transactions, if, during the due diligence period, the purchaser identifies conditions which are unacceptable to it, the purchaser may seek a purchase price adjustment, which the General Partners would consider and negotiate as they deem appropriate. The Purchase Agreement provides that in the event that the purchaser defaults by failing to close following the end of the due diligence period, the Partnership will be entitled to retain the purchaser's deposit as liquidated damages.


ITEM 3.           LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Partnership or any joint venture in which it owns an interest is a party, or of which any of the properties is subject.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

The number of Unit holders as of December 31, 1999 was 1,798.

Distributions are made to the Partners on a quarterly basis based upon Net Cash from Operations, as calculated under Section 10 of the Partnership Agreement. Total cash distributions to the Limited Partners for 1999 and 1998 were paid as follows:
                                Date of
Quarter Ended                   Payment                            Amount
March 31, 1998                                                      $     -0-
June 30, 1998                                                       $     -0-
September 30, 1998      September 18, 1998                          $  166,334
December 31, 1998                                                   $     -0-
September 30, 1999      September 30, 1999                          $   46,204
December 31, 1999                                                   $     -0-


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data of the Partnership and consolidated subsidiaries has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, whose reports for the periods ended December 31, 1999, 1998 and 1997 are included elsewhere in the Form 10K and should be read in conjunction with the full consolidated financial statements of the Partnership including the Notes thereto.

                                                 Year Ended
                                               -------------------------------------------------------------------

                                             12/31/99      12/31/98       12/31/97      12/31/96       12/31/95
Rental income                                $918,378    $1,224,171     $2,344,767    $2,497,278     $2,668,640
Net income (loss)                            $273,179      $534,828     ($936,619)    ($568,209)     ($105,066)

Net income (loss) allocated to Partners:
  Limited Partners - Per Unit - basic and
    diluted:
      Aggregate 36,963 Units                    $7.29        $14.21       ($27.38)      ($15.22)        ($2.81)
   General Partners                            $3,628        $9,570        $75,403      ($5,682)       ($1,051)

Cash distributions to Partners:
   Limited Partners:
      Aggregate 36,963 Units                    $1.25         $4.50         $45.00         $3.75          $9.15
   General Partners                              $943             -              -        $2,829         $6,902

Total assets                               $7,348,670    $7,144,485    $14,419,602   $20,190,066    $20,996,900
Long term obligations                               -             -     $6,960,055    $9,890,787     $9,991,674

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

Liquidity; Capital Resources

During its public offering in 1987 and 1988, the Partnership admitted 1,918 investors who purchased a total of 36,963 Units aggregating $18,481,500. These offering proceeds, net of organizational and offering costs of $2,772,225, provided $15,709,275 of net proceeds to be used for the purchase of income-producing residential properties, including related fees and expenses, and working capital reserves. The Partnership expended $14,689,033 to (i) acquire its interests in the Pines on Cheyenne Creek Joint Venture, the Mariposa Joint Venture, the Canyon View East Joint Venture and Associates, (ii) to pay acquisition expenses, including acquisition fees to the General Partners, (iii) pay costs associated with the refinancing of the permanent loans for Cheyenne Creek, Mariposa and Canyon View East and (iv) to cover operating deficits incurred during the initial lease up period. The remaining net proceeds of $1,020,242 were used to establish working capital reserves sufficient to meet the future needs of the Partnership, including contributions that may be required at the various joint ventures, as determined by the General Partners. As of December 31, 1999, $666,512 cumulatively was contributed to the joint ventures for this purpose.

In addition to the proceeds generated from the public offering, the Partnership has utilized external sources of financing at the joint venture level to purchase properties. The Partnership Agreement limits the aggregate mortgage indebtedness which may be incurred in connection with the acquisition of Partnership properties to 80% of the purchase price of such properties.

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At December 31, 1999, the Partnership had cash and cash equivalents of $799,478 compared with $602,283 at December 31, 1998. The aggregate net increase in working capital was $197,195. The increase resulted primarily from cash provided from operation of $244,342, offset by distributions to partners of $47,147.

In the event that the remaining property of Partnership is not sold pursuant to the Purchase Agreement, the Partnership would continue to operate the property until a substitute sale could be negotiated and consummated. The Partnership's ability to generate cash adequate to meet its needs is dependent primarily on the successful operations of its real estate investment. Such ability may also be dependent upon the future availability of bank borrowings, and upon the future refinancing and sale of the Partnership's real estate investment and the collection of any mortgage receivable which may result from such a sale. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, debt service and professional and management fees and expenses. Net Cash From Operations and Net Proceeds, if any, as defined in the Partnership Agreement, will then be available for distribution to the Partners in accordance with Section 10 of the Partnership Agreement. The General Partners believe that the current working capital reserves together with projected cash flows for 2000 are adequate to meet the Partnership's operating cash needs in the coming year if the Partnership is required to continue to own and operate its property. However, it is the intent of the General Partners that this property will be sold in fiscal 2000.

Results of Operations

For the year ended December 31, 1999, the Partnership's operating results were comprised of its share of Canyon View East Joint Venture, as well as partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                  Canyon        Partnership      Consolidated
                                View East           Level           Totals
Revenue                           $918,378          $20,730           $939,108

Expenses:
  General and administrative         -              268,286            268,286
  Operations                       397,643                             397,643
                               --------------   ---------------- ---------------
                                   397,643          268,286            665,929
                              --------------- ---------------- -----------------

Net income (loss)                 $520,735       ($247,556)           $273,179
                             =============== ================ ==================


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


                                                 Cheyenne                          Canyon       Partnership   Consolidated
                                                   Creek          Mariposa        View East           Level         Totals
Revenue                                             $900,213         $768,652        $894,780       $39,263     $2,602,908

Expenses:
  General and administrative                         -               -                -             216,339        216,339
  Operating Expense                                  476,076          324,068         392,762         1,048      1,193,954
  Depreciation and amortization                      197,439           98,061         174,511        -             470,011
  Impairment                                         861,066                                                       861,066
  Interest                                           316,663          232,920         378,700        -             928,283
  Equity in  loss from partnership                   -               -                -              45,244         45,244
                                               --------------  ---------------  --------------  ------------  -------------
                                                   1,851,244          655,049         945,973       262,631      3,714,897
                                               --------------  ---------------  --------------  ------------  -------------

Net income (loss) before minority interest         (951,031)          113,603        (51,193)     (223,368)    (1,111,989)
                                               --------------  ---------------  --------------  ------------  -------------

Minority Interests' share of net loss                175,370         -                -              -             175,370
                                               --------------  ---------------  --------------  ------------  -------------

Net income (loss)                                 ($775,661)         $113,603       ($51,193)    ($223,368)     ($936,619)
                                               ==============  ===============  ==============  ============  =============


Comparison of 1999 and 1998 Operating Results:

Partnership operations for the year ended December 31, 1999 generated net income of $273,179 compared with a net income of $534,828 for the corresponding period in 1998. Rental revenue decreased by $305,793 or 25% primarily due to the fact that Cheyenne Creek was sold on May 28, 1998. Likewise, the operating expenses decreased by $187,908 or 32%. The was no depreciation recorded for 1999 and 1998 as discussed in Note 10 in the Consolidated Financial Statements. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $212,000 each year. Canyon View East's rental revenue increased by $64,699 or 8% due to higher occupancy levels during the year. General and administrative expenses decreased by $73,475 or 21% primarily due to reduction in expenses associated with the sale of the properties in 1998, as well as accounting fees and investor services. Also included in general and administrative expenses for 1999 is the Partnership's share of a settlement agreement net of insurance proceeds received of $65,000.

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

Projected 2000 Operating Results:

As further discussed in Item 2 above and in Note 10 of the Notes to the Consolidated Financial Statements, the remaining property owned by the Partnership is under contract to be sold to a purchaser unaffiliated with the General Partners. The Closing Date is subject to the due diligence process. If the sale does occur as anticipated, the Partnership will likely be liquidated in 2000. Although there can be no assurance the Partnership will dispose of its remaining property during 2000 pursuant to the Purchase Agreements or otherwise, the Partnership will continue to seek to dispose of the property. In the event that the Partnership were to dispose of the property during 2000, operating results of the Partnership would vary significantly from those achieved in prior periods.

Year 2000 Issues

The Partnership's management has addressed the Year 2000 issue of its management information systems and financial reporting systems.

The remaining real-estate asset of the Partnership is Canyon View, a 168-unit multi-family residential property. Canyon View's management information system is AMSI and is Year 2000 compliant.

The Partnership's only mission critical system was its financial reporting software which was maintained on the Platinum accounting software system, which has not been updated to handle the Year 2000 date change. However, the
Partnership's financial records were successfully converted to the AMSI financial reporting system, which is Year 2000 compliant. In addition, the accounting systems are run on the Novell network, which was upgraded for compliance with the Year 2000. The Partnership's share of the cost of the upgrade was $450. The Partnership did not experience any negative systems impact from the turn of the millennium.

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

Stephen B. Boyle

Stephen B. Boyle, age 59, is President, Executive Officer and Director of L'Auberge and a general partner and co-founder of LP L'Auberge Communities, a California limited partnership (formerly Berry and Boyle), a limited partnership formed in 1983 to provide funds to various affiliated general partners of real estate limited partnerships, one of which is GP L'Auberge Communities, L.P.

GP L'Auberge Communities, L.P.

         GP L'Auberge Communities, L.P. was formed in 1983 for the purpose of acting as a general partner in partnerships formed to invest directly or indirectly in real property. L'Auberge is the sole general partner of GP L'Auberge Communities, L.P. The following sets forth certain biographical information with respect to the executive officers and directors of L'Auberge. There are no familial relationships between or among any officer or director and any other officer or director.

        Name                          Position

        -----------------------------
        Stephen B. Boyle              President, Executive Officer and Director
        -----------------------------
        Donna Popke                   Vice President and Secretary

Donna Popke, age 40, has been Vice President of L'Auberge since November 1995. Ms. Popke joined L'Auberge in June 1994 as Accounting Manager. Prior to joining L'Auberge, Ms. Popke was Accounting Manager for David R. Sellon & Company, a Colorado Springs land development company, from August 1989 to June 1994 and for Intermec of the Rockies from September 1985 to July 1989.

ITEM 11. EXECUTIVE COMPENSATION

None of the General Partners or any of their officers or directors received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 3, 2000, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1999, the Partnership paid or accrued remuneration to the General Partners or their affiliates as set forth below. In addition to the information provided herein, certain transactions are described in Note 9 in the Notes to Financial Statements appearing in Appendix A, which are included in this report and are incorporated herein by reference thereto.

Net Cash From Operations distributed during 1999 to the General Partners                  $   943

Allocation of Income to the General Partners                                              $ 3,628

Property management fees paid to an affiliate of the General Partners                     $ 6,136

Reimbursements to General Partners                                                        $54,880


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1,2            See Page F-2

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


          DEVELOPMENT PARTNERS II
          (A Massachusetts Limited Partnership)

         By: GP L'Auberge Communities, L.P., A California Limited Partnership,
               General Partner

                   By:  L'Auberge Communities, Inc., its General Partner



                    By:  ____/s/ Stephen B. Boyle________________
                              Stephen B. Boyle, President and
                                   Chief Executive Officer

                                    Date: March 3, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                             Date



___/s/ Stephen B. Boyle _____        Director, President and       March 3, 2000
  STEPHEN B. BOYLE                   Principal Executive
                                     Officer of L'Auberge
                                      Communities, Inc.

                                   APPENDIX A

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES
                                    ---------












                        CONSOLIDATED FINANCIAL STATEMENTS


             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

        For each of the three years in the period ended December 31, 1999

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                            F-3


Consolidated Balance Sheets at December 31, 1999 and 1998                    F-4


Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                          F-5


Consolidated Statements of Partners' Equity (Deficit) for the years ended
December 31, 1999, 1998 and 1997                                             F-6


Consolidated Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                     F-7 -- F-8


Notes to Consolidated Financial Statements                           F-9 -- F-19


All Schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                        Report of Independent Accountants


To the Partners of
Development Partners II
(a Massachusetts Limited Partnership)

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly in all material respects, the financial position of Development Partners II, a Massachusetts Limited Partnership (the "Partnership"), and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the General Partners of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10, the General Partners of the Partnership have entered into a sales agreement to sell the remaining property of the Partnership. If closing of this sale were to occur, any proceeds from sale will be distributed in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.



PricewaterhouseCoopers LLP
February 18, 2000

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,798 investors at December 31, 1999.

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

         The Partnership considers itself to have been engaged in only one industry segment, multi-family real estate investment.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                           Buildings and improvements                  40 years
                           Equipment, furnishings and fixtures       5-15 years

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

         H. Long-Lived Assets

         The Partnership utilizes the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 10, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         In the fourth quarter of 1997, the partnership recorded a charge to operations of $861,066 related to impairment in its carrying value of Cheyenne Creek. This impairment charge is based on the Partnership's determination of fair market value as of the balance sheet date. As further discussed in Note 5, the Partnership sold Cheyenne Creek in May 1998 and recorded a loss on sale of $80,778 during 1998.

3. Assets held for sale:

Assets held for sale consisted of the following at December 31, 1999:

                                   Initial Cost                           Costs Capitalized             Amount at Which Carried
                                      to                                     Subsequent to                   at Close of
                                  Partnership                                 Acquisition                       Period
                      --------------------------------------------------------------------------------------------------------------

                              Buildings   Equipment,         Buildings   Equipment,      Buildings    Equipment,
   Property                     and       Furnishings          and      Furnishings         and       Furnishings Accum.
   Description      Land     Improvements & Fixtures   Land Improvements & Fixtures Land Improvements & Fixtures  Deprec.  Total
------------------------------------------------------------------------------------------------------------------------------------
Canyon View East, a 96-unit residential rental complex located in Tucson, Arizona
                  1,844,761  5,801,389    500,895    12,050   44,131   168,760  1,856,811  5,845,520  669,655 (1,830,623) 6,541,363
                  ------------------------------------------------------------------------------------------------------------------

                 $1,844,761 $5,801,389   $500,895   $12,050  $44,131  $168,760 $1,856,811 $5,845,520 $669,655($1,830,623) $6,541,363
                  ==================================================================================================================




The changes in total real estate assets for the years ended          The change in accumulated depreciation for the years ended
December 31, 1999,1998, and 1997 are as follows:                     December 31, 1999, 1998, and 1997 are as follows:
                               1999        1998         1997                                     1999         1998        1997
Balance, beginning of year    $8,371,986 $17,596,467  $23,451,682    Balance, beginning of     $1,830,623   $4,842,299  $4,807,665
                                                                         year

Additions during the                                                 Depreciation for the          -           -           447,002
period:                                                                  period
Improvements                     -            24,222      240,400
                                                                     Impairment of Cheyenne        -           -           861,066
                                                                        Creek
Deductions during the
period:
Sale of Mariposa                 -            -       (6,095,615)    Disposition of Mariposa       -           -       (1,273,434)

Deductions during the                                                Disposition of Cheyenne       -       (3,011,676)      -
period:                                                                 Creek
Sale of Cheyenne Creek           -       (9,248,703)      -

                            ======================================                            =====================================
Balance at end of year       $8,371,986  $8,371,986  $17,596,467     Balance at end of year    $1,830,623   $1,830,623  $4,842,299
                            ======================================                            =====================================


4.  Cash and Cash Equivalents:

Cash and cash equivalents at December 31, 1999 and 1998 consisted of the following:
                                                       1999              1998
        Cash on hand                                 $799,478          $602,283


5. Joint Venture, Acquisitions and Sales of Properties:

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

In accordance with the terms of the purchase agreement and the joint venture agreement, through December 31, 1999, the Partnership has contributed $4,720,041 to the Pines on Cheyenne Creek Joint Venture which was used to: (1) repay a portion of the construction loan from a third party lender, (2) pay certain costs related to the refinancing of the permanent loan, (3) cover operating deficits incurred during the lease up period, and (4) fund certain capital improvements. In addition, the Partnership funded $470,870 of property acquisition costs which were subsequently treated as a capital contribution to the Pines on Cheyenne Creek Joint Venture.

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

All losses from operations and depreciation for the Pines on Cheyenne Creek Joint Venture were allocated 81.56% 5. Joint Venture, Acquisitions and Sales of Properties, continued:

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

In accordance with the terms of the sale agreement and the joint venture agreement, through December 31, 1999, the Partnership has contributed $3,301,020 to the Mariposa Joint Venture, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) pay for certain capital improvements,
(4) fund $430,474 of property acquisition costs and (5) pay certain costs associated with the refinancing of the permanent loan.

JANUARY 1, 1996 THROUGH MAY 13, 1996

5. Joint Venture, Acquisitions and Sales of Properties, continued:

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


5. Joint Venture, Acquisitions and Sales of Properties, continued:

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through December 31, 1999, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the years ended December 31, 1999, 1998 and 1997 the Canyon View East Joint Venture had a net income of $520,735, $230,623 and a net loss of $51,193, respectively.


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

On May 14, 1996, the Partnership and certain affiliates consummated an agreement with Evans Withycombe Management, Inc. and certain of its affiliates ("EWI") which separated the interests of EWI and the Partnership, thus affording the Partnership greater flexibility in the operations and disposition of Casabella. The Partnership, DPI and DPIII paid $71,009 to EWI ($26,983 of which was the Partnership's portion) and delivered certain mutual releases. EWI (i) relinquished its contract to manage Casabella and its option to exercise its rights to first refusal 6. Investment in Partnership, continued:

with regard to the sale of the property and (ii) assigned all of its interest in the Casabella Joint Venture to the Partnership, DPI and DPIII (while preserving the economic interest of the venture in these Joint Ventures), which resulted in the dissolution of the Casabella Joint Venture. EWI may still share in the cash flow distributions or the proceeds from sale of the properties if certain performance levels are met.

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


7.  Mortgage Notes Payable:

All of the property owned by the Partnership was pledged as collateral for the nonrecourse mortgage notes payable which were paid off during 1998 by the Partnership.

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


7.  Mortgage Notes Payable, continued:

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


9.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at December 31, 1999 and December 31, 1998 consisted of $25,684 and $53,117, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of December 31, 1999, 1998 and 1997 general and administrative expenses included $54,880, $67,956 and 65,240, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the years ended December 31, 1999, 1998 and 1997 property management fees of $36,136, $48,745 and 92,249, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.

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

The sale of Canyon View East to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View East. On June 30, 1999 the dispute was resolved, and all litigation terminated, through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View Apartments in exchange for a cash payment. The Partnership's cost, net of the receipt of an insurance reimbursement, was $65,000. This expense is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1999.

Following the consummation of the settlement, TRH elected to withdraw from the sale transaction with no liability to the Partnership, because of the long delay in achieving a closing of the transaction. On March 2, 2000, the Partnership entered into a Purchase and Sale Agreement and Escrow Instructions (the
"Agreement") to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $7,400,000.

As it is the intent of the General Partners to pursue the sale of Canyon View East, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $212,000 each year for the Canyon View property.
If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidate.

                                  EXHIBIT INDEX

Exhibit
Number
(4)(a)(1) Amended and Restated Certificate and Agreement of Limited Partnership (included in Partnership's Registration Statement
             No. 33-10345, declared effective on February 13, 1987, the "Registration Statement") and incorporated herein by reference)

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