Form 10-Q
period 2000-03-31
DEVELOPMENT PARTNERS II
filed 2000-05-15
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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

                          Item 1. FINANCIAL STATEMENTS

                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS

                                       ---------------




                            ASSETS                                March 31,      December 31,
                                                                     2000            1999
Assets held for sale (Note 6)
  Land                                                              $1,856,811      $1,856,811
  Buildings and improvements                                         5,845,520       5,845,520
  Equipment, furnishings and fixtures                                  669,655         669,655

                                                                ---------------  --------------
                                                                     8,371,986       8,371,986
  Less accumulated depreciation and                                (1,830,623)     (1,830,623)
impairment
                                                                ---------------  --------------

                                                                     6,541,363       6,541,363

Cash and cash equivalents                                              891,032         799,478
Deposits and prepaid expenses                                            1,359           2,514
Accounts receivable                                                      6,572           5,315
                                                                ---------------  --------------

         Total assets                                               $7,440,326      $7,348,670
                                                                ===============  ==============


                               LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                       $25,690         $41,461
Accrued expenses                                                        79,255          72,720
Due to affiliates (Note 5)                                               6,384          25,684
Rents received in advance                                                  190           2,201
Tenant security deposits                                                14,555          13,805
                                                                ---------------  --------------
         Total liabilities                                             126,074         155,871

General Partners' equity                                                 3,524           1,132
Limited Partners' equity                                             7,310,728       7,191,667
                                                                ---------------  --------------

        Total liabilities and partners'                             $7,440,326      $7,348,670
equity
                                                                ===============  ==============



                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                       ---------------



                                                                         Three Months
                                                                            Ended
                                                                           March 31,
                                                                     2000            1999
Revenue:
   Rental income                                                      $247,263        $224,533
   Interest income                                                       9,239           5,475
                                                                ---------------  --------------
                                                                      $256,502
                                                                                       230,008

Operating expenses                                                      92,707          96,968
General and administrative                                              42,342          82,560
                                                                ---------------  --------------
                                                                       135,049         179,528
                                                                ---------------  --------------

Net income                                                            $121,453         $50,480
                                                                ===============  ==============

Net income allocated to:
  General Partners                                                      $2,429          $1,010

  Basic and diluted per unit net income allocated to Investor
Limited
    Partner interest:
       36,963 units issued                                               $3.22           $1.34






                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                       ---------------



                                                                   Investor          Total
                                                 General           Limited         Partners'
                                                 Partners          Partners         Equity

Balance at December 31, 1998                        ($1,590)        $6,968,357      $6,966,767

Cash distributions                                     (943)          (46,204)        (47,147)

Net income                                             3,628           269,551         273,179
                                              ---------------   ---------------  --------------

Balance at December 31, 1999                           1,095         7,191,704       7,192,799

Cash distributions                                  -                 -                -

Net income                                             2,429           119,024         121,453
                                              ---------------   ---------------  --------------

Balance at March 31, 2000                             $3,524        $7,310,728      $7,314,252
                                              ===============   ===============  ==============









                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       ---------------




                                                                     Three Months
                                                                        Ended
                                                                      March 31,
                                                                2000             1999
Cash flows from operating activities:
  Interest received                                                $9,240           $5,475
  Cash received from rental income                                246,002          222,608
  General and administrative expenses                            (73,648)        (121,335)
  Operating expense                                              (90,040)         (61,897)

                                                            --------------  ---------------

Net cash provided by operating activities                          91,554           44,851


Cash and cash equivalents at beginning of period                  799,478          602,283
                                                            --------------  ---------------

Cash and cash equivalents at end of period                       $891,032         $647,134
                                                            ==============  ===============







                                   DEVELOPMENT PARTNERS II
                            (A Massachusetts Limited Partnership)
                                        AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       ---------------





Reconciliation of net income to net cash provided by operating activities:


                                                                           Three Months
                                                                                Ended
                                                                              March 31,
                                                                          2000             1999
Net income                                                                 $121,453          $50,480
Adjustments to reconcile net income to net cash
  provided by operating activities:
Change in assets and liabilities net of effects
of investing and financing activities:
    (Increase) decrease in accounts receivable                              (1,257)              789
    Decrease in deposits and prepaid expenses                                 1,156              -
    (Decrease) increase in accounts payable and accrued expenses            (9,237)           18,089
    Decrease in due to affiliates                                          (19,300)          (22,582)
    Decrease in rents received in advance                                   (2,011)             -
    Increase (decrease) in tenant security deposits                             750           (1,925)
                                                                      --------------   --------------

Net cash provided by operating activities                                   $91,554          $44,851
                                                                      ==============   ==============

                             DEVELOPMENT PARTNERS II
                      (A Massachusetts Limited Partnership)
                                 AND SUBSIDIARY

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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,790 investors at March 31, 2000.

The Partnership will continue until December 31, 2010, unless earlier terminated by the sale of all, or substantially all, of the assets of the Partnership, or as otherwise provided in the Partnership Agreement (See Note 6.)


2.  Significant Accounting Policies:

         A.  Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its subsidiary: Canyon View East Joint Venture (Canyon View East). All intercompany accounts and transactions have been eliminated in consolidation.

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

         D.  Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives as follows:

                           Buildings and improvements                   40 years
                           Equipment, furnishings and fixtures        5-15 years

         As discussed further in Note 6, as of December 31, 1997, the Partnership recorded its property as Assets Held for Sale on the consolidated balance sheets. Accordingly, the Partnership stopped depreciating these assets effective January 1, 1998.

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

         F. Rental Income

         Leases require the payment of rent in advance, however, rental income is recorded as earned.

         G. Long-Lived Assets

         The Partnership utilizes the provisions of SFAS No. 121, Accounting for the Impairment of Long -Lived Assets and for Long-Lived Assets to be Disposed Of, to review for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As further discussed in Note 6, assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


3.  Joint Venture and Property Acquisitions:

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through March 31, 2000, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the three months ended March 31, 2000, and 1999, the Canyon View East Joint Venture had a net income of $154,555 and $127,565, respectively.




4.  Partners' Equity:

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


5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at March 31, 2000 and December 31, 1999 consisted of $6,384 and $25,684, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of March 31, 1999 and 1998, general and administrative expenses included $11,264, and $14,361, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the three months ended March 31, 2000 and 1999, property management fees of $9,851 and $8,924, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


6.        Assets Held for Sale:

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


6.  Assets Held for Sale, continued:

As it is the intent of the General Partners to pursue the sale of Canyon View East, the Partnership has recorded the asset at the lower of carrying value or net realizable value and has included these amounts as Assets Held for Sale on the Consolidated Balance Sheets effective December 31, 1997. In accordance with SFAS No. 121, the Partnership stopped depreciating these assets effective January 1, 1998. Had the Partnership recorded depreciation on the assets held for sale, the depreciation expense would have been approximately $212,000 each year for the Canyon View East property. If closing of the sale were to occur, any proceeds from sale will be allocated to the Partners in accordance with the terms of the Partnership Agreement and the Partnership will likely be liquidated.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At March 31, 2000, the Partnership had cash and cash equivalents of $891,032 compared with $799,478 at December 31, 1999. The aggregate net increase in working capital reserves was $91,554, which was the result from cash provided by operations.

Property Status

The Partnership owns a majority joint venture interest in the Canyon View East Joint Venture, an Arizona joint venture that owns and operates Canyon View East, a 96-unit multifamily rental property in Tucson, Arizona. Until May 1998, the Partnership owned a majority interest in two joint ventures: (1) Pines at Cheyenne Creek Joint Venture which owned and operated L'Auberge Cheyenne Creek (formerly The Pines on Cheyenne Creek) ("Cheyenne Creek'), a 108-unit multifamily rental property in Colorado Springs, Colorado; and (2) Casabella Associates which in turn, owned and operated Casabella, a 154-unit multifamily, rental property in Scottsdale, Arizona. Cheyenne Creek and Casabella were sold in May 1998. Until its sale on September 30, 1997, the Partnership owned and operated Mariposa, an 84-unit multifamily rental property in Scottsdale, Arizona. The ownership of Mariposa was formerly structured as a joint venture of which the Partnership owned a majority interest. As further discussed in Note 6 of the Notes to Consolidated Financial Statements, Canyon View East is under contract to be sold to a purchaser unaffiliated with the General Partners.

Canyon View East

The property was 94% occupied as of March 31, 2000, compared to 90% approximately one year ago. At March 31, 2000 and 1999, the market rents for the various unit types were as follows:

                          Unit Type                      2000             1999
                          ---------                      ----             ----
                  Two bedroom two bath                   $875             $875
                  Three bedroom two bath                 1,010           1,010



Results of Operations

For the three months ended March 31, 2000, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $247,263        $9,239          $256,502

                                                 --------------  ------------ -----------------
                                                       247,263         9,239           256,502

Expenses:
  General and administrative                           -              42,341            42,341
  Operations                                            92,707        -                 92,707
                                                 --------------  ------------ -----------------
                                                         92,707        42,341           135,048
                                                 --------------  ------------ -----------------

Net income (loss)                                     $154,556     ($33,102)          $121,454
                                                 ==============  ============ =================

For the three months ended March 31, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East
Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $224,533        $5,475          $230,008

                                                 --------------  ------------ -----------------
                                                       224,533         5,475           230,008

Expenses:
  General and administrative                           -              82,560            82,560
  Operations                                            96,968        -                 96,968
                                                 --------------  ------------ -----------------
                                                        96,968        82,560           179,528
                                                 --------------  ------------ -----------------

Net income (loss)                                     $127,565     ($77,085)           $50,480
                                                 ==============  ============ =================


Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999:
Partnership operations for the three months ended March 31, 2000 generated net income of $121,454 compared with a net income of $50,480 for the corresponding period in 1999. Revenue increased by $26,494 or 12% primarily due average higher occupancy levels at Canyon View East. General and administrative expenses decreased by $40,219 or 49%, primarily due to a $38,325 reduction of legal costs associated with the Canyon View litigation in 1999.

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


                               Date: May 15, 2000