Form 10-Q
period 2000-06-30
DEVELOPMENT PARTNERS II
filed 2000-08-08
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

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

                           CONSOLIDATED BALANCE SHEETS

                                 ---------------




                         ASSETS                             June 30,        December 31,
                                                              2000              1999
Assets held for sale (Note 6)
  Land                                                       $1,856,811         $1,856,811
  Buildings and improvements                                  5,845,520          5,845,520
  Equipment, furnishings and fixtures                           669,655            669,655

                                                         ---------------   ----------------
                                                              8,371,986          8,371,986
  Less accumulated depreciation and impairment              (1,830,623)        (1,830,623)
                                                         ---------------   ----------------

                                                              6,541,363          6,541,363

Cash and cash equivalents                                       957,789            799,478
Deposits and prepaid expenses                                     1,141              2,514
Accounts receivable                                               1,175              5,315
                                                         ---------------   ----------------

         Total assets                                        $7,501,468         $7,348,670
                                                         ===============   ================


                             LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                $20,138            $41,461
Accrued expenses                                                 50,147             72,720
Due to affiliates (Note 5)                                        6,384             25,684
Rents received in advance                                           920              2,201
Tenant security deposits                                         13,880             13,805
                                                         ---------------   ----------------
         Total liabilities                                       91,469            155,871

General Partners' equity                                          3,010              1,095
Limited Partners' equity                                      7,406,989          7,191,704
                                                         ---------------   ----------------

        Total liabilities and partners'                      $7,501,468         $7,348,670
equity
                                                         ===============   ================







                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              ---------------



                                                               Three Months Ended                   Six Months Ended
                                                                   June 30,                              June 30,
                                                              2000              1999              2000            1999
                                                              ----              ----              ----            ----
Revenue:
   Rental income                                               $235,099           $223,325          $482,362      $447,858
   Interest income                                               11,366              5,124            20,606        10,599
                                                         ---------------   ----------------  ---------------- -------------
                                                                                  $228,449                        $458,457
                                                                246,465                              502,968

Operating expenses                                              107,658             89,280           200,365       186,248
General and administrative                                       43,061            147,230            85,403       229,790
                                                         ---------------   ----------------  ---------------- -------------
                                                                150,719            236,510           285,768       416,038
                                                         ---------------   ----------------  ---------------- -------------

Net income (loss)                                               $95,746           ($8,061)          $217,200       $42,419
                                                         ===============   ================  ================ =============

Net income (loss) allocated to:
  General Partners                                               $1,915              ($81)            $4,344          $848

  Basic and diluted per unit net income  allocated to Investor  Limited  Partner interest:
       36,963 units issued                                        $2.54            ($0.22)             $5.76         $1.12














                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                              ---------------



                                                            Investor            Total
                                           General          Limited           Partners'
                                           Partners         Partners           Equity

Balance at December 31, 1998                ($1,590)         $6,968,357         $6,966,767

Cash distributions                             (943)           (46,204)           (47,147)

Net income                                     3,628            269,551            273,179
                                          -----------    ---------------   ----------------

Balance at December 31, 1999                   1,095          7,191,704          7,192,799

Cash distributions                            -                -                  -

Net income                                     1,915            215,285            217,200
                                          -----------    ---------------   ----------------

Balance at June 30, 2000                      $3,010         $7,406,989         $7,409,999
                                          ===========    ===============   ================
























                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              ---------------




                                                                  Six Months Ended
                                                                      June 30,
                                                              2000              1999
                                                              ----              ----
Cash flows from operating activities:
  Interest received                                             $20,607            $10,599
  Cash received from rental income                              481,156            445,583
  General and administrative expenses                         (127,282)          (275,921)
  Operating expense                                           (216,170)          (262,879)

                                                         ---------------   ----------------

Net cash provided by (used in) operating activities             158,311           (82,618)

                                                         ---------------   ----------------

Net increase (decrease) in cash and cash equivalents            158,311           (82,618)

Cash and cash equivalents at beginning of period                799,478            602,283
                                                         ---------------   ----------------

Cash and cash equivalents at end of period                     $957,789           $519,665
                                                         ===============   ================












                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              ---------------





Reconciliation of net income to net cash provided by (used in) operating activities:


                                                                 Six Months Ended
                                                                      June 30,
                                                              2000              1999
                                                              ----              ----
Net income                                                     $217,200            $42,419
Adjustments to reconcile net income to net cash
  provided by operating activities:
Change in assets and liabilities net of effects
of investing and financing activities:
    Decrease (increase) in accounts receivable                    4,140           (65,011)
    Decrease (increase) in deposits and prepaid expenses          1,374              (838)
    Decrease in accounts payable and accrued expenses          (43,897)           (28,356)
    Decrease in due to affiliates                              (19,300)           (28,557)
    Decrease in rents received in advance                       (1,281)                  -
    Increase (decrease) in tenant security deposits                  75            (2,275)
                                                         ---------------   ----------------

Net cash provided by (used in) operating activities            $158,311          ($82,618)
                                                         ===============   ================


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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,790 investors at June 30, 2000.

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

         2.  Significant Accounting Policies, continued:

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through June 30, 2000, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the six months ended June 30, 2000, and 1999, the Canyon View East Joint Venture had a net income of $281,997 and $261,610, respectively.


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


5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at June 30, 2000 and December 31, 1999 consisted of $6,384 and $25,684, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of June 30, 2000 and 1999, general and administrative expenses included $19,235, and $27,556, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the six months ended June 30, 2000 and 1999, property management fees of $19,280 and $17,647, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


6.        Assets Held for Sale:

During the fourth quarter of 1997, the General Partners of the Partnership committed to a plan to dispose of Canyon View East in Tucson, Arizona. In February 1998, the Partnership entered into a sales agreement to sell Canyon View East to Tucson Realty Holding Co., Inc. ("TRH"), an unaffiliated third party, for approximately $6.6 million. The sale was approved by the Limited Partners in May 1998.

The sale of Canyon View East to TRH had been delayed because of a lawsuit filed by another party claiming that it had properly exercised a right of first refusal to purchase Canyon View East. On June 30, 1999, the dispute was resolved through the execution of a settlement agreement by all parties. The settlement agreement included the termination of all rights of the holder of the right of first refusal to purchase Canyon View East in exchange for a cash payment.

Following the settlement, TRH elected to withdraw from the sale agreement, with no liability to the Partnership, because of the long delay. On March 2, 2000, the Partnership entered into a new purchase agreement to sell Canyon View East to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $7,400,000, subject to customary adjustments. Arsenault Holdings, LLC, an unaffiliated party ("Arsenault"), subsequently acquired TCV's rights under the Purchase Agreement and, on June 20, 2000, deposited
$1.0 million in earnest money with the escrow agent and waived certain contingencies. Subject to approval by Pima County, Arizona of the final development plat for condominium conversion of the Canyon View East property, the Partnership anticipates that the sale of Canyon View East to Arsenault will close during the third quarter of 2000.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At June 30, 2000, the Partnership had cash and cash equivalents of $957,789 compared with $799,478 at December 31, 1999. The aggregate net increase in working capital reserves was $158,311, which was the result from cash provided by operations.

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

Canyon View East

The property was 88% occupied as of June 30, 2000, compared to 93% approximately one year ago. At June 30, 2000 and 1999, the market rents for the various unit types were as follows:

                          Unit Type                       2000             1999
                          ---------                       ----             ----
                  Two bedroom two bath                    $875             $875
                  Three bedroom two bath                 1,070            1,010


Results of Operations

For the three months ended June 30, 2000, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                     Canyon                             Consolidated
                                                    View East          Partnership       Totals

Revenue                                                 $235,099           $11,366          $246,465

Expenses:
  General and administrative                            -                   43,061            43,061
  Operations                                             107,658          -                  107,658
                                                 ----------------  ----------------  ----------------

Net income (loss)                                       $127,441         ($31,695)           $95,746
                                                 ================  ================  ================

For the three months ended June 30, 1999, the  Partnership's  operating  results were  comprised  of its share of the income  (losses)  from the Canyon View East
Joint Venture and the partnership level interest income earned on its short-term investments,  reduced by administrative  expenses.  A summary of these operating results (unaudited) appears below:
                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $223,325        $5,124          $228,449

                                                 --------------  ------------ -----------------
                                                       223,325         5,124           228,449
Expenses:
  General and administrative                           -             147,230           147,230
  Operations                                            89,280        -                 89,280
                                                 --------------  ------------ -----------------

Net income (loss)                                     $134,045    ($142,106)          ($8,061)
                                                 ==============  ============ =================

For the six months ended June 30, 2000, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint
Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                      Canyon                       Consolidated
                                                     View East     Partnership        Totals
Revenue                                               $482,362       $20,606          $502,968

                                                 --------------  ------------ -----------------
                                                       482,362        20,606           502,968
Expenses:
  General and administrative                           -              85,403            85,403
  Operations                                           200,365        -                200,365
                                                 --------------  ------------ -----------------

Net income (loss)                                     $281,997     ($64,797)          $217,200
                                                 ==============  ============ =================

For the six months ended June 30, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint
Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                     Canyon                      Consolidated
                                                   View East     Partnership        Totals
Revenue                                               $447,858       $10,599          $458,457

                                                 --------------  ------------ -----------------
                                                       447,858        10,599           458,457
Expenses:
  General and administrative                           -             229,790           229,790
  Operations                                           186,248        -                186,248
                                                 --------------  ------------ -----------------

Net income (loss)                                     $261,610    ($219,191)         ($42,419)
                                                 ==============  ============ =================


Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999:

Partnership operations for 2000 generated net income of $217,200 compared with net income of $42,419 for the corresponding period in 1999. The increase in revenue of 44,511 or 10%, was due in part to higher average occupancy levels at Canyon View East resulting in rental revenue increase of $34,504, as well as an increase in interest income of $10,007. The difference in operating expenses of $14,117 or 8% was due in part to a rebate on insurance costs, as well as an adjustment for the accrual of real estate taxes in 1999. General and administrative expenses decreased by $144,387 or 63%, primarily due to a $136,530 reduction of legal fees and settlement costs associated with the Canyon View East litigation in 1999.

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


                              Date: August 8, 2000