Form 10-Q
period 2000-09-30
DEVELOPMENT PARTNERS II
filed 2000-11-14
CIK 806397

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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

                                        CONSOLIDATED BALANCE SHEETS

                                              ---------------




                         ASSETS                          September 30,      December 31,
                                                              2000              1999
Assets held for sale (Note 6)
  Land                                                       $1,856,811         $1,856,811
  Buildings and improvements                                  5,845,520          5,845,520
  Equipment, furnishings and fixtures                           669,655            669,655

                                                         ---------------   ----------------
                                                              8,371,986          8,371,986
  Less accumulated depreciation and impairment              (1,830,623)        (1,830,623)
                                                         ---------------   ----------------

                                                              6,541,363          6,541,363

Cash and cash equivalents                                     1,069,679            799,478
Deposits and prepaid expenses                                     2,662              2,514
Accounts receivable                                                  50              5,315
                                                         ---------------   ----------------

         Total assets                                        $7,613,754         $7,348,670
                                                         ===============   ================


                             LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                $25,804            $41,461
Accrued expenses                                                 70,682             72,720
Due to affiliates (Note 5)                                        3,850             25,684
Rents received in advance                                           254              2,201
Tenant security deposits                                         13,455             13,805
                                                         ---------------   ----------------
         Total liabilities                                      114,045            155,871

General Partners' equity                                          2,985              1,095
Limited Partners' equity                                      7,496,724          7,191,704
                                                         ---------------   ----------------

        Total liabilities and partners'                      $7,613,754         $7,348,670
equity
                                                         ===============   ================







                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                              ---------------



                                                               Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                              2000              1999              2000            1999
                                                              ----              ----              ----            ----
Revenue:
   Rental income                                               $218,864           $240,090          $701,226      $687,948
   Interest income                                               12,884              4,507            32,446        15,106
                                                         ---------------   ----------------  ---------------- -------------
                                                                                   244,597                        $703,054
                                                                231,747                              733,672

Operating expenses                                              105,630            101,575           305,995       287,823
General and administrative                                       31,610           (11,008)           120,768       218,782
                                                         ---------------   ----------------  ---------------- -------------
                                                                137,240             90,567           426,762       506,605
                                                         ---------------   ----------------  ---------------- -------------

Net income (loss)                                               $94,507           $154,030          $306,910      $196,449
                                                         ===============   ================  ================ =============

Net income (loss) allocated to:
  General Partners                                               $1,890             $3,081            $6,138        $3,929

  Basic and diluted per unit net income  allocated to Investor  Limited  Partner interest:
       36,963 units issued                                        $2.51              $4.08             $8.14         $5.21












                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                                              ---------------



                                                            Investor            Total
                                           General          Limited           Partners'
                                           Partners         Partners           Equity

Balance at December 31, 1998                ($1,590)         $6,968,357         $6,966,767

Cash distributions                             (943)           (46,204)           (47,147)

Net income                                     3,628            269,551            273,179
                                          -----------    ---------------   ----------------

Balance at December 31, 1999                   1,095          7,191,704          7,192,799

Cash distributions                            -                -                  -

Net income                                     1,890            305,020            306,910
                                          -----------    ---------------   ----------------

Balance at September 30, 2000                 $2,985         $7,496,724         $7,499,709
                                          ===========    ===============   ================



















                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              ---------------




                                                                 Nine Months Ended
                                                                   September 30,
                                                              2000              1999
                                                              ----              ----
Cash flows from operating activities:
  Interest received                                             $32,447            $15,106
  Cash received from rental income                              698,929            684,273
  General and administrative expenses                         (166,181)          (270,011)
  Operating expense                                           (294,993)          (303,398)

                                                         ---------------   ----------------

Net cash provided by operating activities                       270,201            125,970

                                                         ---------------   ----------------

Net increase in cash and cash equivalents                       270,201             79,766

Cash and cash equivalents at beginning of period                799,478            602,283
                                                         ---------------   ----------------

Cash and cash equivalents at end of period                   $1,069,679           $682,049
                                                         ===============   ================












                                          DEVELOPMENT PARTNERS II
                                   (A Massachusetts Limited Partnership)
                                               AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              ---------------





Reconciliation of net income to net cash provided by operating activities:

                                                                 Nine Months Ended
                                                                   September 30,
                                                              2000              1999
                                                              ----              ----
Net income                                                     $306,910           $196,449
Adjustments to reconcile net income to net cash
  provided by operating activities:
Change in assets and liabilities net of effects
of investing and financing activities:                                             (1,444)
    Increase in accounts receivable                               5,265            (1,676)
    Decrease (increase) in deposits and prepaid expenses          (146)           (27,067)
    Decrease in accounts payable and accrued expenses          (17,696)           (36,617)
    Decrease in due to affiliates                              (21,834)                  -
    Decrease in rents received in advance                       (1,947)            (3,675)
    Decrease in tenant security deposits                          (350)
                                                         ---------------   ----------------

Net cash provided by operating activities                      $270,201           $125,970
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

On February 13, 1987 the Securities and Exchange Commission declared the Partnership's public offering of up to 60,000 units of Limited Partnership Interests at $500 per unit (the "Units") effective and the marketing and sale of the Units commenced shortly thereafter. The initial closing of the offering took place on June 30, 1987 at which time the holders of 5,231 Units were admitted to the Partnership. The Partnership continued to admit subscribers monthly thereafter until August 10, 1988 when it terminated the offering having admitted 1,918 investors acquiring 36,963 Units totaling $18,481,500. There were 1,790 investors at September 30, 2000.

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

In accordance with the terms of the purchase agreement and the joint venture agreement, the Partnership has contributed $4,857,203 to the Canyon View East Joint Venture through September 30, 2000, which was used to: (1) repay a portion of the construction loan from a third party lender, (2) cover operating deficits incurred during the lease up period, (3) fund $523,022 of property acquisition costs and (4) pay certain costs associated with the permanent loan refinancing.

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

For the nine months ended September 30, 2000, and 1999, the Canyon View East Joint Venture had a net income of $395,231 and $400,125, respectively.




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


5.  Related Party Transactions:

L'Auberge Communities, Inc. is a General Partner of L'Auberge Communities, which owns a 99% interest in GP L'Auberge Communities, L.P. (formerly Berry and Boyle Management). Due to affiliates at September 30, 2000 and December 31, 1999 consisted of $3,850 and $25,684, respectively, relating to reimbursable costs due to L'Auberge Communities, Inc.

As of September 30, 2000 and 1999, general and administrative expenses included $29,935, and $40,752, respectively, of salary reimbursements paid to the General Partners for certain administrative and accounting personnel who performed services for the Partnership.

During the nine months ended September 30, 2000 and 1999, property management fees of $28,088 and $27,041, respectively, had been paid to Residential Services-L'Auberge, formerly Berry and Boyle Residential Services, an affiliate of the General Partners of the Partnership. These fees are 4% of rental revenue.


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

Following the settlement, TRH elected to withdraw from the sale agreement, with no liability to the Partnership, because of the long delay. On March 2, 2000, the Partnership entered into a new purchase agreement to sell Canyon View to Tucson Canyon View LLC ("TCV"), an unaffiliated third party for approximately $7,400,000, subject to customary adjustments. Arsenault Holdings, LLC, an unaffiliated party ("Arsenault"), subsequently acquired TCV's rights under the Purchase Agreement and, on June 20, 2000, deposited $1.0 million in earnest money with the escrow agent and waived certain contingencies. On
November 13, 2000, Arsenault deposited an additional $0.5 million in earnest money. Subject to approval by Pima County, Arizona of the final

6.  Assets Held for Sale, continued:

development plat for condominium conversion of the Canyon View East property, the Partnership anticipates that the sale of Canyon View to Arsenault will close during the fourth quarter of 2000.

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

Liquidity; Capital Resources

The working capital reserves of the Partnership consisted of cash and cash equivalents and short-term investments. Together these amounts provide the Partnership with the necessary liquidity to carry on its day-to-day operations and to make necessary contributions to the various joint ventures. At September 30, 2000, the Partnership had cash and cash equivalents of $1,069,679 compared with $799,478 at December 31, 1999. The aggregate net increase in working capital reserves was $270,201, which was the result from cash provided by operations.

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

Canyon View East

The property was 91% occupied as of September 30, 2000, compared to 91% approximately one year ago. At September 30, 2000 and 1999, the market rents for the various unit types were as follows:

                          Unit Type                   2000             1999
                          ---------                   ----             ----
                  Two bedroom two bath                $875             $875
                  Three bedroom two bath             1,070            1,010













Results of Operations

For the three months ended September 30, 2000, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                     Canyon                             Consolidated
                                                    View East          Partnership       Totals
                                                                   ----------------
Revenue                                                 $218,864           $12,884          $231,747

Expenses:
  General and administrative                            -                   31,610            31,610
  Operations                                             105,630          -                  105,630
                                                 ----------------  ----------------  ----------------

Net income (loss)                                       $113,234         ($18,726)           $94,507
                                                 ================  ================  ================

For the three  months ended  September  30, 1999,  the  Partnership's  operating results were comprised of its share of the income  (losses) from the Canyon View
East Joint  Venture and the  partnership  level  interest  income  earned on its short-term investments,  reduced by administrative  expenses. A summary of these operating results (unaudited) appears below:
                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $240,090        $4,507          $244,597

                                                 --------------  ------------ -----------------
                                                       240,090         4,507           244,597
Expenses:
  General and administrative                           -            (11,008)          (11,008)
  Operations                                           101,575        -                101,575
                                                 --------------  ------------ -----------------

Net income (loss)                                     $138,515       $15,515          $154,030
                                                 ==============  ============ =================

For the nine months ended September 30, 2000, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View
East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $701,226       $32,446          $733,672

                                                 --------------  ------------ -----------------
                                                       701,226        32,446           733,672
Expenses:
  General and administrative                           -             120,768           120,768
  Operations                                           305,995        -                305,995
                                                 --------------  ------------ -----------------

Net income (loss)                                     $395,231     ($88,322)          $306,910
                                                 ==============  ============ =================

For the nine months ended September 30, 1999, the Partnership's operating results were comprised of its share of the income (losses) from the Canyon View
East Joint Venture and the partnership level interest income earned on its short-term investments, reduced by administrative expenses. A summary of these operating results (unaudited) appears below:

                                                    Canyon                        Consolidated
                                                   View East     Partnership            Totals
Revenue                                               $687,948       $15,106          $703,054

                                                 --------------  ------------ -----------------
                                                       687,948        15,106           703,054
Expenses:
  General and administrative                           -             218,782           218,782
  Operations                                           287,823        -                287,823
                                                 --------------  ------------ -----------------

Net income (loss)                                     $400,125    ($203,676)          $196,449
                                                 ==============  ============ =================


Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999:

Partnership operations for 2000 generated net income of $306,910 compared with net income of $196,449 for the corresponding period in 1999. The increase in revenue of 30,618 or 4%, was due in part to higher average occupancy levels at Canyon View East resulting in rental revenue increase of $13,278, as well as an increase in interest income of $17,340. General and administrative expenses decreased by $98,041 or 45%, primarily due the reduction of legal fees and settlement costs associated with the Canyon View East litigation in 1999.

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


       Date:   November 14, 2000